Form 10-K
period 2013-10-31
INTERACTIVE MULTI MEDIA AUCTION Corp
filed 2014-02-13
CIK 1565430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

Commission File Number 000-________

Interactive Multi-Media Auction Corporation
(Exact name of registrant as specified in its charter)

British Virgin Islands	n/a
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2/F, Eton Tower
8 Hysan Avenue, Causeway Bay, Hong Kong
(Address of principal executive offices)	(Zip Code)

+852 2910-7795
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
n/a	n/a
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

 The aggregate market value of Common Stock held by non-affiliates of the Registrant was $1,065,000 based on the existence of no bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter of April 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 7, 2014, registrant had 11,300,000 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements about the future, sometimes referred to as “forward-looking” statements.  Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.

Readers of this report are cautioned that any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties.  The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated.  Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.  The forward-looking statements included in this report are made only as of the date of this report.  We are not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Interactive Multi-Media Auction Corporation.

PART I

ITEM 1.                 BUSINESS

Background

We were incorporated in the British Virgin Islands on July 13, 2012.  We are a development stage company; having entered into the development stage on July 13, 2012. We intend to operate as a Hong Kong based Internet marketer, auctioneer, dealer and broker of high quality and unique products and services relating to fine art, fashion, design, décor, among others. Sales to clients are to be transacted via a live internet streaming auction style broadcast available to a brand-conscious demographic that will encompass an international viewing audience. We will act as a facilitator and intermediary to all those purveyors of specialized goods that we provide through our special onsite broadcasts. We intend to transmit in a live internet streaming format from a variety of different global locations from which we may then highlight and introduce products and goods available from the particular geographic market where we are located that might otherwise not be seen by those from outside that local market area.

Our offices are currently located at 2/F Eton Tower, 8 Hysan Avenue, Causeway Bay, Hong Kong, SAR, China. Our phone number is 852-2910-7795. Our fiscal year end is October 31.

Our auditors have issued an audit opinion which includes a statement describing their doubts about whether we will continue as a going concern.

We are a development stage company with no revenues, have net losses and have not yet commenced the sales of any products or services.

Business Description

Our Company and Our Business

Our business is to be based on marketing and selling products using an on-line e-commerce platform which provides a live streaming auction production. We have acquired a URL at www.interactive-auction.com and have contracted with an outside consultant to build our auction website.  A copy of the website development agreement is attached as Exhibit 10.1.  In contrast to sites like Ebay or bid.com, which for the most part are driven by sales of items that, given their mass production, have become “commodities” that anyone can buy and access from an infinite amount of vendors and providers at extremely low prices, it is our goal to offer only unique and valued products and goods. We believe that there is significant interest for products and services of particular distinction; with great demand for items actually produced from all parts of the world.  We believe that for reasons of geography, demography, or simply lack of marketing and advertising resources, many extraordinary products simply remain unnoticed by the mass market.  Consequently we plan to operate a monthly real-time auction internet streaming broadcast from various geographic locations around the world that will focus specifically on representing and promoting distinct and innovative goods produced by local manufacturers, purveyors, designers and creators.  Viewers across the globe will be able to view the action on their computers, Ipads or mobile phones, and they will be able to participate by bidding on the items via telephone or the internet.

Our founder and President has undertaken direct and active discussions with Roku, one of the world’s premier internet streaming businesses in terms of establishing a formal working relationship with them at such time that we are ready to launch our initial broadcasts. As we have not entered into a material agreement with any streaming service provider, and there can be no assurance that we will, we cannot be certain of the overall additional capital requirements of adding this service to our website. Roku represents one of a number of similar companies offering these types of third-party streaming services and although there is no assurance we will be able to contract with any one of them, we remain confident that we will be able finalize an operational agreement with such a streaming company by Q3 2014.

In addition to the actual streaming functionality required to disseminate the auction broadcasts, we plan to establish and operate a user-friendly and functional e-commerce website in support of the live streaming international broadcasts. We believe that our website will be developed and operational by Q2 2014, thus allowing us a reasonable period of time to get the website fully functional and to then plan for the integration of the third-party streaming platform that will then effectively facilitate our planned launch of our first streaming broadcast sometime during Q3 2014.

Products and Services

Through our internet streaming programming, and the operation of our e-commerce website, we plan to offer the following types of products which, if sold, would generate revenue for our company:

Investment Grade Fine Art

We plan to offer limited edition lithographs, serigraphs, fully-authenticated and archival framed fine art with prices ranging from lower cost items of $2,000 - $3,000 to those of up to tens of millions of dollars. These can include, but are not limited to, original paintings, prints, sculptures, and lithographs & serigraphs. Our President has developed critical relationships within the community of collectors enabling access to original pieces from major artists with estimated values well in excess of $10 million. This investment grade segment of the global art market is the largest.

Decorative Works of Art

Another category of merchandise we plan to offer is limited edition/collectible, fully-authenticated and archival framed fine art. These items range in price points of $75 - $3,000.  These can include, but are not limited to, original works of art by relatively unknown artists, lithograph or serigraph reproductions, decorative prints of public domain material and similar items. In addition to the Investment Grade Fine Art, we continue to recognize the value of offering less expensive items in order to encourage entry-level customers to begin collecting art.  We believe this could continue to drive a portion of revenues in the future.

Fashion Items

We expect to source and sell unique items of clothing from designers from all over the Globe. Fashion items can range in the price point from $20 - $5,000.  We will focus on fashion items that are made by hand and that are generally sold only in the country in which they are made, thereby providing exclusivity to the buying audience.  As example, we will seek to market at different times, shirts, pants, dresses, skirts, blouses, shoes, scarves, ties, handbags and fashion accessories.

Interior Design and Décor Products

We plan to promote distinct home décor and decorating products from around the world, such as furniture, kitchen goods, rugs, lighting, linens and fabrics, bathroom items, outdoor living products, and rare foodstuffs. These products generally will range in price point from $50 - $10,000. We do not currently have any definitive supply agreements with these manufacturers and there can be no assurance that we will be able to source the products once we are able to offer them on our auction site.

However, we have visited with makers of handmade Kashmir Indian rugs in New Delhi, India, and the manufacturers expressed their interest in having their goods be presented via our live streaming auction at such time we are ready for our launch. They expressed their willingness to bring rugs to the future site where the auction would be conducted and understand that the Company would be paid a success fee or a commission for our service should they actually sell any of their rugs through our auction format. Given their interest the Company remains confident that such items can be marketed through the auction. As with any goods sold through our auction the Company has no direct costs that are specifically associated with the goods themselves in that the Company does not purchase product or carry any inventory.

Miscellaneous Products

We will aggressively seek to add complementary categories of merchandise to our product mix. These may include at different times framed mirrors, books, pottery, jewelry and/or other specialty items.

Sponsorship Programs

If we are able to develop our business as intended, and our brand and website have achieved a moderate level of success, we intend to generate incremental revenue by leveraging our media exposure. We intend to offer the following packages to our potential auction sponsor partners:

1.
On-line Advertising: like most other web platforms, our website if operational in future (whether during actual live on-line broadcasts, or when the site it simply acting as a product curating e-commerce site), could include commercials or other promotional methods for the vendors/purveyors.  As such we intend to offer:

●	commercial spots – we expect to sell advertising time for posting of pre-produced on-line commercials; and

●	on-air mentions – during the live, streaming broadcasts providing scripted segments, performed by our hosts, during our live auction events that will focus greater attention to particular goods;

2.
Product Placement: We expect that the attraction of our auction style broadcast method to vendors will be driven by our ability to provide direct product placement to promote their goods. We can incorporate their products into our live broadcast in the following ways:

●	furniture, jewelry, rugs, items of clothing actually worn by our hosts, and otherwise incorporated into the set design of the show; and

●	artwork, paintings, sculptures, pottery dispersed around the site of the streaming broadcast;

3.
Co-Operative Marketing Programs with Vendors: we will encourage our major vendors to participate in our positioning programs. We expect that our packages will offer vendors the ability to secure high-visibility within our broadcasts, our website, and within additional catalogs and marketing collaterals, which may include:

●	Specific event marketing of upcoming broadcasts;

●	Product highlight auction segments and other prime visibility;

●	spotlights on our website; and

●	catalogs and collateral marketing pieces;

4.	Marketing Partnerships with Individuals

●
Artist Spotlight Program – unknown artists can gain inclusion of their artwork within the program, an interview with one of our hosts, and they can even paint live in the background during the show; and

●	Consignment Spotlight – unknown individuals purchase a block of airtime for presentation of items for sale.

Our short-term focus rests on building a positive reputation and client base as a dealer in high-quality, unique goods and products. A future potential source of revenue we have identified is consulting services. We believe that opportunities exist to sell consulting services as a facilitator to establishing contractual arrangements with individual customers and businesses for access to goods that we find and promote on our broadcasts.

Product Sourcing

A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale either as agent or as principal. Competition is fierce amongst the major auction houses for highly desirable works, and products and the ability to continually develop and maintain sources of merchandise is critical.

As an example focused on the art marketplace, the owner of a work of art wishing to sell it has four principal options: (1) sale or consignment to, or private sale by, an art dealer; (2) consignment to, or private sale by, an auction house; (3) private sale to a collector or museum without the use of an intermediary; or (4) for certain categories of property (in particular, collectibles) consignment to, or private sale through, an internet-based service. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust. A complex array of factors may influence the seller’s decision. Primarily, the seller wants to sell at a high price, pay a low commission, and not waste any time. With what we plan to be an extremely competitive commission structure and ability to provide worldwide exposure via the on-line internet live streaming broadcast, we believe that we will be increasingly seen as a very attractive choice for sellers.

Sellers of art will generally fall into one of the following categories:

●	Wholesale Dealers

●	Private Gallery Owners

●	Private Collectors

●	Investors

We will depend on the creation of alliances with product sources to generate a supply of merchandise to sell. It is our goal that vendors, private individuals, private estates and original artists will help us develop a variety of art for our consumers.

We will depend on the on-going maintenance of these relationships in domestic and international markets. Ms. McCandless’ relationships with the Beverly Hills Shopping Network on the Sky Network in the U.K. and the Prize Television Network in the South Pacific Region are just a few of the conduits we have available to assist us with the promotion of our site and the pipeline of markets and products from which to source goods and will be instrumental to the sustainable cost structure of our company.

Sales Programs

Though we initially intend to establish our streaming live auction, eventually we expect to sell products through our website, direct mail catalogs as well as an on-line curation gallery (highlighting all goods and items ever represented or sold during any of our live on-line streaming broadcasts).

Monthly Live International Auction Event

The monthly live auction broadcast will be our big event around which all our other company activities will revolve. We intend to feature Investment Grade Fine Art, Decorative Works of Art, Fashion Items, Interior Design and Décor and Miscellaneous Products all of which offer the feeling of exclusivity to our viewers. All of our marketing efforts are, ultimately, designed to create excitement for these broadcast events. Registered clients will be able to bid on items at the event, via telephone, Skype or on our website.

On-going Fixed-Price Shows

The fixed-price shows will air throughout the month following the original live on-air streaming broadcasts. In this case we will affix firm buy-now pricing to all of the goods previously sold via an auction format, allowing for sale of all the items at fixed prices, in a non-auction format. We will also preview pieces scheduled for sale in the upcoming monthly event during these historical (repeat) broadcast segments available for viewing on the site at all times. Items sold at fixed pricing can be any/all of the goods that we plan to curate and hold on our site for the long-term access of buyers and the benefit of recurring sales to our vendors and purveyors. As it pertains to the pre-promotion of goods to be featured in the upcoming live broadcast segments, customers to the site in advance will be encouraged to place pre-bids on the goods scheduled for the monthly live auction. Fixed-price may at times be actual live shows, however, they will generally be repeats of those previously broadcasted and will be ran at various times throughout the month.

Internet

We expect to use our own website (www.interative-auction.com) and other sites to achieve the following:

Internet Broadcasts

We intend to have our monthly auction event be simulcast live on the internet. We expect to have our fixed-price shows be available for on-demand viewing throughout the month, on our website.

E-commerce Internet Sales

We expect that our website, www.interactive-auction.com, will not only offer items featured on the broadcasts, but also a vast array of additional goods and related products as provided to us by our vendor network. All products set to be offered at auction will be showcased on the website and will be set at a “buy it now” flat price 20% higher than the reserve set at the live monthly auction events, allowing clients to secure items in advance to the auction if desired. Furthermore, pre-bids will be encouraged.
Direct Mail/E-mail

We intend to communicate to key customers on a quarterly basis via direct mail and or e-mail, providing a preview of the items set for the following month’s auction lot, as well as offering exclusive specials on merchandise not available on our website.

Distribution and Fulfillment

We will maintain access to a pool of industry professionals in which to pull from for our needed outside business services. We intend to utilize UPS, FedEx and/or DHL if/when required for general day-to-day business needs; however due to the style of operation we will run, all of our vendors, purveyors, manufacturers, designers, etc. will be responsible for fulfillment and will be required to drop ship to our clients, thus reducing our need for a packing and shipping department. We will be responsible for processing the e-commerce purchase transaction offering PayPal and all merchant credit card payment options for the cost of the goods, while the vendors themselves will be responsible to organize the actual shipment and delivery of the goods to the clients.

Target Market Segment Strategy

Marketing on a large-scale in this competitive industry depends on the recognition of excellence, as well as a point of difference to display its products in an individualized light. We intend to build a reputation upon these components by branding our name globally through the use of the Internet streaming platform. We plan to develop and provide an environment of unmatched proportion that starts with the commitment to customer satisfaction. The aspect that we believe will differentiate us from all other auction companies is its knowledge and application of visual media whether, streaming via television, satellite or web-based promotion ideology.

Revenue Model

There are two parties to an auction. On the one side, there is a seller who typically owns the item, or otherwise represents the title holder. Then, on the other side, there is a buyer who upon, “sold” agrees to take title.

Our revenue model as such will work in several possible ways, including:

■ Commission: we charge the seller a commission, which is typically a percentage of the gross sales (generally between 10 – 25% dependent on the value of the item)

■ Flat rate. For certain clients we may charge a single, fixed rate for our services. For instance, charging a $10,000 flat rate for our fee regardless of the auction gross proceeds (dependent on the type of goods we are promoting).

■ Commission with minimum. We charge the seller a commission, which is typically a percentage of the gross sales, as above or in certain cases instead as a minimum fee, whichever is greater. For example, if we charge the seller 15% or $1,000 would earn $1,500 for a $10,000 auction, but earn $1,000 for a $5,000 auction.

■ Fee + expenses. In addition to the above we also will charge for expenses. These expenses could be for additional staff, advertising and marketing, hotel, meals, travel, setup, cleanup, etc. These expenses could be paid up-front, and/or following the auction.

■ Net profit. In certain cases we may negotiate to retain difference between the price of procurement (the price the vendor wants) and the actual sale price we can get at auction. Such as, we may have a sought price from a vendor to purchase some antiques and collectibles for $700 yet we may resell them at our auction for $2,100. His pay, minus expenses, would come to $1,400 net to the Company. Under this scenario, the auction would open with a starting minimal bid which would be that of the minimum sale price acceptable to the vendor inclusive of the fee or commission due to the auction, thereby always ensuring that the minimum acceptable costs are covered should the good sell.

In addition to our charging the seller, following the Christie’s, or traditional brick and mortar auction business model, we also intend to have the buyer supplement our income with additional commission.

■ For instance, we could charge a seller 15% of the gross proceeds, and also a 12% buyer’s premium. For an auction totaling $20,000 in bid prices, the Company would earn $3,000 in seller commission, and $2,400 in buyer commission, for a total of $5,400 (or about 27% of the auction total.)

■ Or, depending upon the exact wording of the agreement between our Company and the seller, we could earn this 15% on the auction total including the buyer’s premium. If so, the seller commission would be 15% of $22,400 ($3,360) plus the $2,400 in buyer commission, for a total of $5,760 (or about 29% of the auction total.)

Auctioneers are paid in a variety of ways and are generally not required to disclose their method of compensation nor amounts to the public, unless their auction involves entities such as government, a court-order, or the like. However, it is held that a buyer’s premium must be disclosed prior to bidding for it to be enforced upon a buyer, and of course, the seller and auctioneer must agree to any fee arrangement prior to the auction.

Competition

Each of the companies referenced in the section below sells Investment Grade Fine Art, Decorative Works of Art, Fashion Items, Interior Design and Décor Products as either all or part of their overall business. They each service the same market that we target and, at present, they each have a more established name in the market and own greater market share than our company.

The information in this section is to provide necessary general background detail on the competitive landscape in relation to our operations.

Christie’s (www.christies.com)

Christie’s is the world’s leading auction house with auction & private sales, e-commerce revenues of $5 billion for 2011/2012.

Christie’s has recently added significant emphasis to the premise of on-line auction format sales. 72% of the clients they have drawn to their on-line live auctions are actually new to Christies (i.e. not historical brick and mortar auction clients). Christie has seen a 31% increase in on-line sales in the Asian marketplace. Christies recently set the greatest sales mark in on-line history with a $10MM world record on-line auction purchase.

E-bay (www.ebay.com)

EBay has pioneered and internationalized automated online person-to-person auctioning. Previously, such commerce was conducted through garage sales, collectibles shows, flea markets, and classified advertisements. An online marketplace facilitates easy perusing for buyers and enables sellers to list an item for sale within minutes of registering.

Browsing and bidding on auctions is free, but sellers are charged transaction fees for the right to sell their goods on eBay. There are two kinds of transaction fees:

When an item is listed on eBay, a nonrefundable insertion fee is charged based on the seller's opening bid on the item.

Once the auction is completed, a final value fee is charged. This fee generally ranges from 1.25 percent to 5 percent of the final sale price.

EBay also upsells its listing fees with enhanced auction features, including highlighted or bold listings, featured status, and other ways for sellers to increase the visibility of their items.

Once the auction is finished, eBay notifies the buyer and seller via email. Completing the transaction is then up to the seller and the buyer, and eBay collects its final value fee independent of payment and shipment.

One Kings Lane:

One Kings Lane is the leading flash sales site for the home market, offering members access to spectacular designer home decor, furnishings, accessories, and gifts. One Kings Lane works directly with leading home brands to bring the very best products at exceptional prices to its members – every day of the week. One Kings Lane also partners with top designers, decorators and industry insiders to deliver content that inspires, enlightens and informs. They were featured in InStyle Magazine as the Best of the Web in 2012. One Kings Lane differentiates itself from other deals sites and online retailers by investing heavily in quality design and high quality curated content. An ecommerce company for home decor, it recently raised $50 million in Series D financing led by Institutional Venture Partners (IVP) with additional investment from Kleiner Perkins Caufield & Byers (KPCB), Greylock Partners, Tiger Global Management, and new investor, Scripps Networks Interactive, the home to TV shows like HGTV and The Food Network. This brings the total amount raised to $117 million.

Some other similar on-line players of recent note and mention:

●	Decor Insider: Decor Insider opened April 1, 2010 and offers "to-the-trade" home furnishings at reduced prices.

●	Rue La La: Rue La La is an invitation-only site that features private sale boutiques that are open for a set amount of time.

●	Achica: Achica is a luxury lifestyle store, which offers luxury home and lifestyle brands.

Competitive Advantage:

Using a business model representing a hybrid sales approach between principally Christies, and One Kings Lane, we believe our business can show the value of this sort of unique blended approach to selling to the consumer. We expect to see significant recent success by showing that we truly understand the consumer wants, and that we are able to deliver innovative shopping experiences and unique products that deliver tremendous value, thereby allowing us to build an incredibly loyal customer base, and attract new customers. Within this process as stated previously will be a focus towards curation.

Further we intend to utilize tag sales, which will allow purchasers such as interior designers for example to select sales of home decor items from around the world. We also intend to structure our website to expand to offer an eBay-like marketplace, which allows vendors and designers to post pre-vetted products on the site.

Market Analysis

Below is background information and data regarding our target marketplace as represented by a number of independent third-party sources. Our company did not commission any of this information. All of this information was derived from publicly accessible sources available through research we conducted online.

As reported by Reportlinker for distribution by PR Newswire in September 2012, in terms of the on-line retail marketplace, “the top five EU nations: the UK, Spain, France, Germany, and Italy, accounted for around 60% of the European retail sales through the channel in 2011. Their combined share is expected to decline by 2016, and to be taken by Russia, which is expected to account for around 30% of total regional sales.”

“Japan and China together account for over two-thirds of total Asia Pacific retail sales through the channel in 2011. Together, they are expected to share more than three-quarters of the regional online sales by 2016.” (Source link: http://www.prnewswire.com/news-releases/global-online-retailers-market-size-and-forecast-to-2016-170060416.html)

As represented by Wikipedia, “E-commerce B2C product sales totaled $142.5 billion, representing about 8% of retail product sales in the United States in 2011. The $26 billion worth of clothes sold online in the United States represented about 13% of the domestic market, and with 72% of women looking online for apparel, it has become one of the most popular cross-shopping categories. Forrester Research estimates that the United States online retail industry alone will be worth $279 billion in 2015.” (Source link: http://en.wikipedia.org/wiki/Online_shopping)

Further states the Global Consulting Firm, A.T. Kearney, “Global e-commerce is thriving as infrastructure, laws, and consumer preferences evolve. A.T. Kearney reports that Global e-commerce has grown at a CAGR of 13 percent annually over the past five years (2006 – 2011), with sales nearing $400MM USD in 2011. Retail expansion is increasingly occurring through online channels as a way to tap into growth markets, build brands, and learn about consumers while investing less capital than traditional formats. For example, American luxury retailer Neiman Marcus acquired partial ownership in a Chinese fashion website to test China's market, learn about Chinese consumers' likes and dislikes, and capitalize on the country's increasing demand for luxury goods. Neiman Marcus got all the information it needed without entering into expensive real estate contracts or trying to navigate the complexity of tier 2 and tier 3 cities. French luxury retailer Louis Vuitton Moet Hennessy (LVMH) used a similar strategy, acquiring Sack's, Brazil's leading online beauty retailer, to develop local recognition of its Sephora cosmetics line.” (Source link http://www.atkearney.com/paper/-/asset_publisher/dVxv4Hz2h8bS/content/e-commerce-is-the-next-frontier-in-global-expansion/10192)

As it relates to the target segment of our business that represents artworks, prints, sculptures, etc., a new report from The European Fine Art Foundation (TEFAF), released in conjunction with the current TEFAF Maastricht art fair, Mar. 16-25, 2012,

“sets the total size of the global art market presently at €46.1 billion, or about $60.8 billion (€1 = $1.32) for 2011. According to economist Clare McAndrew, who conducted the study, the €46.1 billion figure includes both public auction data, which was supplied by our very own Artnet database, and an estimate of art gallery and private art dealer sales, which is based on polls of over 6,500 dealers around the world as well as interviews with a somewhat smaller number.

In McAndrew’s estimation, the $60.8 billion is about equally split between auctions and commercial gallery sales. Take the auction half first -- the global art-auction total for 2011 was €23.1 billion ($30.5 billion). Total auction sales at both Sotheby’s and arch-rival Christie’s are put at $5.7 billion each for 2011, which adds up to $11.4 billion, or about 35 percent of the global auction art trade.

China’s share of the auction business in 2011 was €9.8 billion, or almost $13 billion -- 42 percent of the $30.5 billion auction total. The top two auction firms in China are Poly International, whose 2011 sales totaled €1.4 billion ($1.85 billion), and China Guardian, at €1.3 billion ($1.7 billion). A substantial proportion of the China-based activity is due to the global reach of Sotheby’s and Christie’s, which reported $1.14 billion and $924 million, respectively, from their China operations.

The TEFAF report makes much of China and its continuing importance as an art-market sector, headlining its press release with the news that art sales in China overtook those in the U.S. for the first time, with a share of 30 percent to 29 percent. But according to the report, both the U.S. and China have lower sales than the E.U., which, as an aggregate, totaled 34 percent of the market (the E.U. sector includes the U.K., which accounted for 65 percent of the E.U. total in 2011).”

(Source link: http://www.artnet.com/magazineus/news/artnetnews/china-the-worlds-top-art-and-antique-market.asp)

Inventory

Purely acting in the capacity of a live streaming on-line auction format offering a broker or intermediary service to our clients, we will actually hold no direct inventory of our own of any of the goods we are featuring on our sites. It is completely the responsibility of the vendors and purveyors themselves to satisfy the fulfillment (delivery) requirement of the goods to the buyers following and pursuant to any purchase transaction.

Employees

Currently, we do not have any employees other than our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our development programs.

Description of Property and Facilities

As of the date of this Prospectus, our executive, administrative, and operating offices are located at 2/F Eton Tower, 8 Hysan Avenue, Causeway Bay, Hong Kong, SAR, China. We believe these facilities are adequate for our current needs. The offices are currently provided to us at a cost of $775 USD per year on a year to year basis. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Competitive Business Conditions

There are a number of companies already active in the areas of internet auction and product promotion that are substantially larger and better funded than we are and that have significantly longer histories in the respective marketplace. Our principal competitors for the launch of our business offering most all have greater financial, technical, managerial, and marketing resources than we have.

We believe competition in marketing products via an on-line auction format is based principally on the uniqueness of the products offered, the competitive pricing of goods as compared with other competitor sites, the delivery consistency, reliability and quality of the products and goods offered, the reputation of the ultimate manufacturer, creator, artist, designer or purveyor of the goods for purchase at auction. To help us compete with other sites with greater resources and established distribution channels, we will work to create synergistic relationships, strategic alliances and joint ventures with such larger entities if/when possible to assist to enhance our credibility and capabilities.

In our effort to compete, we intend to initiate discussions with potential candidates for joint venture or partnership possibilities. In seeking relationships, we emphasize the possible public image benefits from using our global internet live streaming medium, as well as marketing and revenue benefits to the unique innovative vendors. In endeavoring to this extent we have engaged the efforts of third-party sources with strong industry, private, artistic and entertainment contacts in various global markets to assist us to launch our market entry and business strategy over the next 12 – 24 months with the goal of performing at least quarterly live internet streaming broadcasts from hand-picked global locations starting in the Winter of 2014.

While the competitors may be operating similar business models, we plan to build our competitive position in the industry through the following ways:

●	build out our Board of Directors and Executive management team with skilled and proficient professionals;

●	continue to develop and secured access to highly unique, trend setting and fashion forward products; and

●	provide marketing and promotion services for the public awareness and reputation of otherwise generally only locally/regionally known product creators.

However, since we are a newly-established company, we face the same problems as other new companies starting up in an industry. Our competitors may develop similar platforms and strategies to ours and use the same methods as we do and generally be able to respond more quickly to adaptations to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their on-line auction sites than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

None

LEGAL PROCEEDINGS

None

ITEM 1A.              RISK FACTORS

Risks Associated with Our Financial Condition

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $64,642 for the year ended October 31, 2013 as compared to a loss of $554,417 for the period from July 13, 2012 (date of inception) to October 31, 2013. As at October 31, 2013 we had no cash on hand. To satisfy our financial requirements during the 12 month period beginning November, 2013, we intend to rely initially on up to $62,500 in funds available to us pursuant to our loan facility with Morpheus Financial Corporation, a shareholder of our Company. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the years ended October 31, 2013, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

We require $300,000 to carry out our planned business activities over the next 12 months and had no cash on hand as of October 31, 2013. To satisfy our financial requirements during the 12 month period beginning November, 2013, we intend to rely initially on up to $62,500 in funds available to us pursuant to our loan facility with Morpheus Financial Corporation, a shareholder of our Company. We do not currently have any other arrangements for additional financing. We will have to raise additional funds for the development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment. In the event we are unable to secure additional capital, based upon our current cash position, we estimate we will be able to sustain nominal operations for a period of 12 months from the date of this prospectus.

We will depend on third parties for procuring products, and other auction items through a variety of vendor participants and therefore, if they do not perform, or are unwilling to participate we may not be able to effectively operate the auction.

To generate significant customer traffic, volume of purchases and repeat purchases that we believe are crucial to obtaining sufficient revenues, we must develop and maintain customer trust in the timing, accuracy and quality of goods to be delivered to buyers from art procurement sources and/or vendor providers following auctions. If for any reason any of these providers fails to perform, we may not be able to service our customers (buyers) effectively and thereby may lose customers or damage our reputation. Furthermore, if we do not secure sufficient number of suppliers to supply the auction, then we may not have a successful product offering and may not attract customers. In addition, the success of our business requires that we establish relationships with professionals in strategic regions around the world who can, through their expertise, source and nurture relationships to develop our business. If we are unable to establish such relationships, we may be unable to procure goods or on terms acceptable to us, and our business may fail.

We may not be able to compete effectively against other companies that have existed for a longer period and have greater financial resources.

We compete in a market that is highly competitive and expect competition to intensify in the future. We currently or potentially compete with a variety of companies, both the traditional brick-auctions, online auctions and otherwise large globally recognized “auction houses”. Many of our competitors have significantly greater financial, technical, and marketing resources. Those that have established a presence on the Internet have already begun to establish a customer base and their brand. Many of these companies have existed for a longer period, have greater financial resources, and have established marketing relationships with leading manufacturers, strategic partners, and advertisers, and have secured greater presence in distribution channels. We believe there are also numerous other smaller entrepreneurial companies that are marketing and selling auction items that will compete directly with our company.

We may not be able to compete successfully against these competitors. If we are unable to effectively compete in the auction industry, our results would be negatively affected, we may be unable to implement our plan and our business might ultimately fail.

We expect to be directly affected by fluctuations in the general economy.

Demand for goods through auction is affected by the general global economic conditions. When economic conditions are favorable and discretionary income increases, purchases of non-essential items like artworks as example generally increase. When economic conditions are less favorable, sales of artworks as example are generally lower. In addition, we may experience more competitive pricing pressure during economic downturns. Therefore, any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

We expect our products to be subject to changes in customer taste.

The markets for our products are subject to changing customer tastes and the need to create and market new products. Demand for products targeting lifestyle tastes and choice is influenced by the popularity of certain themes, cultural and demographic trends, marketing and advertising expenditures and general economic conditions. Because these factors can change rapidly, customer demand also can shift quickly. Some goods appeal to customers for only a limited time. The success of new product introductions depends on various factors, including product selection and quality, sales and marketing efforts, timely production and delivery and customer acceptance. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market. The inability to respond quickly to market changes could have a material adverse effect on our financial condition and results of operations.

If we are unable to successfully manage growth, our operations could be adversely affected, and our business may fail.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no assurance that management will be able to manage growth effectively.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you may lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance.

We may have liabilities to affiliated or unaffiliated third parties incurred in the regular course of our business.

We plan to do business with third party vendors, customers, suppliers and other third parties and thus we are always subject to the risk of litigation from customers, employees, suppliers or other third parties because of the nature of our business. Litigation could cause us to incur substantial expenses and, negative outcomes of any such litigation could add to our operating costs which would reduce the available cash from which we could fund our ongoing business operations.

Our market is characterized by rapid technological change, and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

The Internet and the online commerce industry are characterized by rapid technological change that could render our existing website obsolete. The development of our website entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our website to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunication failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We may also not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if anyone can circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Our insurance, if any, may not be adequate to compensate us for all the losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our customers, and our revenue may decline and our business could suffer.

We do not have any definitive agreements in place with our management and the loss of the services of our executive officer would disrupt our operations and interfere with our ability to compete.

We depend upon the continued contributions of our executive officer. Our executive officer handles all of the responsibilities in the area of corporate administration and business development. We do not carry key person life insurance on her life and the loss of her services could disrupt our operations and interfere with our ability to compete with others. We do not currently have a definitive agreement with Ms. McCandless for her services and consequently she may terminate her services for our company at any time, with no notice. If Ms. McCandless terminates her work on our behalf, our ability to implement our business plan and establish profitable operations would be severely undermined.

As our business assets are located in Hong Kong; investors may be limited in their ability to enforce US civil actions against our assets.

Our business assets are located in Hong Kong and consequently, it may be difficult for United States investors to affect service of process upon our assets.. It may also be difficult to realize upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Hong Kong by a Hong Kong court if the U.S. court in which the judgment was obtained did not have jurisdiction, as determined by the Hong Kong court, in the matter. There is substantial doubt whether an original action could be brought successfully in Hong Kong against any of our assets predicated solely upon such civil liabilities. You may not be able to recover damages as compensation for a decline in your investment.

We may not succeed if we are unable to attract employees and retain the services of our key personnel.

Our performance is substantially dependent on retaining current management and key personnel and on recruiting and hiring additional management and key personnel. In particular, we will rely on the expertise of Amber McCandless, our Chief Executive and Financial Officer. If we are unable to retain Ms. McCandless, or if we are unable to hire suitable sales, marketing, and operational personnel, we may not be able to successfully develop, improve, market, and sell products based on our technology. We have not obtained key-man life insurance on our officers or directors. Competition for individuals with the qualifications that we require is intense, and we may not be able to attract, assimilate, or retain these highly qualified people. The failure to attract, integrate, motivate, and retain these employees could harm our business.

Our sole officer and director will allocate some portion of her time to other businesses thereby causing conflicts of interest in her determination as to how much time to devote to our affairs as well as other matters.

Amber McCandless, our current sole executive officer and director, is not required to commit her full time to our affairs, which could create a conflict of interest when allocating her time between our operations and his other commitments. She is not obligated to devote any specific number of hours to our affairs, but it is estimated that she will devote approximately 20 hours per week on our business.

Ms. McCandless is an entrepreneur and is involved in other ventures in fields that do not compete with our business. However, if her other activities require her to devote more substantial amounts of time to them, it could limit her ability to devote time to our affairs and could have a negative impact on our ability to pursue our business plan. Additionally, Ms. McCandless and future company officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure anyone that these conflicts will be resolved in our favor.

We may be Subject to Payments-Related Risks

We intend to accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift certificates, direct debit from a customer’s bank account, consumer invoicing, physical bank check and payment upon delivery. As we plan to offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we would pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We will rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We also will be subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results.

We do not yet have formal service provider relationships in place which subjects us to a risk of failure to launch our business or to continue future operations.

We require certain service providers in the operation of our business, in particular, those offering internet streaming capabilities for our internet auction. These services are critical in delivering our content to the end users. We do not currently have any formal contractual arrangements in place for either short-term or long-term operations of such internet streaming services. Even though there are a large number of streaming service providers, there is a risk that we are not going to be able to establish a definitive arrangement with any of them. If we are unable to secure such an agreement with a provider of internet streaming services will be unable to launch our business and generate revenue..

We are ineligible to use registration statements on Form S-8 which may limit our ability to attract qualified employees and consultants.

We have nominal operations and nominal assets, and are therefore classified as a shell company as that term is defined in Rule 405 of the Securities Act of 1933, as amended.  As a shell company, we are not permitted to register any of our securities in a registration statement on Form S-8, which is widely used by publically traded companies to register securities that will be offered to their employees and consultants via benefit or incentive plans.  Because we will be unable to offer securities registered by Form S-8 to our current or future employees or consultants, we will not be able to offer competitive equity compensation incentives to our personnel, which may impede our ability to attract or retain qualified candidates to the service of our business.  If we fail to attract or retain such qualified candidates, our business and, consequently, our operating results, will be compromised.

Risks Associated with Our Common Stock

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock, which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

State securities laws may limit secondary trading, which may restrict the states in which you can sell the shares offered by this prospectus.

If you purchase shares of our common stock sold pursuant to this Offering, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of their investment.

Our common stock is not eligible for public resale pursuant to Rule 144, which will limit your ability to sell our common shares.

Rule 144 of the Securities Act of 1933 allows public resale of restricted and control securities if a number of conditions are met.  Under Rule 144, a person who has beneficially owned restricted shares of a company’s common stock for at least six months would be entitled to sell their securities in a market transaction provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) the issuer is subject to the periodic reporting requirements of the Securities Exchange Act of 1934 for at least three months before the sale.  However, because we are a shell company as that term is defined in Rule 405 of the Securities Act, the provisions of Rule 144 providing for the six month holding period are not available for the resale of our securities. In order for our securities to become eligible for public resale under Rule 144 the following conditions must be met: (i) we must  cease to be a shell company; (ii) we must be subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (iii) we must have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months; (iv) we must have filed current "Form 10 information" with the SEC reflecting that we are no longer a shell company and 1 year must have passed since such filing.  Because there is no guarantee that our common shares will become eligible for public resale under rule 144, a public market for our securities may never develop, and purchasers of our securities may be receiving an illiquid investment.

If quoted, the price of our common stock may be volatile, which may substantially increase the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Even if our shares are quoted for trading on the Over-the-Counter Bulletin Board following this Offering and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

☐	variations in quarterly operating results;

☐	our announcements of significant contracts and achievement of milestones;

☐	our relationships with other companies or capital commitments;

☐	additions or departures of key personnel;

☐	sales of common stock or termination of stock transfer restrictions;

☐	changes in financial estimates by securities analysts, if any; and

☐	fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

Because we do not intend to pay any dividends on our common stock; holders of our common stock must rely on stock appreciation for any return on their investment.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company”, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Risk Related to Potential Operations in China

Uncertainties with respect to the People’s Republic of China’s (“PRC”) legal system could limit the legal protections available to you and us.

The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which any potential sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by any PRC subsidiaries we may have in the future only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Any limitations on the ability of any future PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

 As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.                 PROPERTIES

We do not currently own any real property.  Our corporate office is located at 2/F Eton Tower, 8 Hysan  Avenue, Causeway Bay, Hong Kong, for which we are charged a fee of $775 USD per year.

ITEM 3.                 LEGAL PROCEEDINGS

Not applicable.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In the United States, our common shares are listed on the Over-the-Counter Bulletin Board and OTC Link under the trading symbol “IMMA.” At present the Company remains listed but unquoted, and at such future date where the Company may wish to have a quotation entered in the marketplace (a bid/offer), then the Company must have the market maker of record supplement the current unquoted listing with a Form 211 filing.  Our common shares were originally approved and listed for trading on the OTCBB on December 26, 2013.

As of October 31, 2013, we had approximately 43 stockholders of record of our common stock.  As of such date 11,300,000 shares of our common stock were issued and outstanding.

Dividend Policy

The payment of cash dividends by us is within the discretion of our board of directors and depends in part upon our earnings levels, capital requirements, financial condition, any restrictive loan covenants, and other factors our board considers relevant.  Since our inception, we have not declared or paid any dividends on our common stock and we do not anticipate paying such dividends in the foreseeable future.  We intend to retain earnings, if any, to finance our operations and expansion.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended October 31, 2013, we issued the following unregistered securities, which have not been previously disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year, as follows:
●	On October 31, 2013 we issued 100,000 shares of common stock for services received with a fair value of $15,000.

With the issuances above, no general solicitation was used and the transactions were negotiated directly with our executive officers and affiliated company.  The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued.  These transactions were made in reliance on Regulation S.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans.

ITEM 6.                 SELECTED FINANCIAL DATA

 As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended October 31, 2013 and the four months ended October 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page of this annual report.

Critical Accounting Policies and Estimates

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled.  Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction.  The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized.  The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence).  The Company considers its actual historical results to have a stronger weight than other, more subjective, indicators when considering whether to establish or reduce a valuation allowance.

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required.  As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions.  The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. As the Company is incorporated in the British Virgin Islands and operates from Hong Kong it is subject to Hong Kong income taxes on income earned in Hong Kong.

Share Issuances for Services, Debt Instruments and Interest

The Company issues instruments to non-employees for the receipt of goods and services, and, in certain circumstances the settlement of short-term loan arrangements. The applicable GAAP establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, the Company issues unregistered and restricted equity instruments.   Additionally, the Company currently has no shares of freely-tradeable stock with a quoted market price (a Level 1input within the GAAP hierarchy).

When unregistered common shares are issued for the settlement of short-term financing arrangements (that are not initially convertible), the reacquisition price of the extinguished financing arrangement is determined by the value of the debt which is more clearly evident, and no additional inducement expense is recognized.

In situations in which the Company issues unregistered restricted common shares in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, the Company recognizes the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy).  The Company has determined this methodology reflects the risk adjusted fair value of its unregistered restricted equity instruments using a commercially reasonable valuation technique.

Plan of Operation

In order to effectively execute our near-term plan of operation we will need to raise additional capital. At present we have no specific commitments for such financing. To date, we have generated no material revenue from our operations, we are unable to predict with certainty how soon we will have our technologies ready for market, we continue to accumulate losses, and we do not have enough cash to satisfy our cash requirements for the next twelve months.

We plan to have our website live and operational during the Q1/Q2 fiscal periods 2014 during which time we intend it to be fully capable of effectively streaming video, and of being able to accept and transact e-commerce payments.  At the present time we are determining consideration of a first launch live event in fiscal Q2/Q3 2014 in either New Delhi, India, and/or San Jose, Mexico, such determination that will be made firm as negotiations with each party continue to evolve.  Cost assessments will be made and dependent on successful funding of the Company during the fiscal year decisions will be made as to which venue makes the most sense.  The costs associated with the Mexico launch would likely be less as there is already an existing venue available where the primary goods for that particular auction are located (i.e. an art gallery, for an art focused event), whereas the New Delhi location requires a location to be found, and rented and then requires a variety of goods to be brought into the site for auction. It is expected that the first launch event will cost itself $40,000 – $60,000 inclusive of necessary human resources, travel, accommodations, site costs, and an effective advertising and marketing campaign.

We intend to continue to develop, and launch our internet based auction platform during the upcoming twelve months.  We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost
General and administrative expenses	$100,000
Professional fees	$25,000
Sales and marketing expenses	$125,000
Consulting fees and expenses	$50,000

Total:	$300,000

At present, our cash requirements for the next 12 months (beginning November 1, 2013) outweigh the funds available to maintain or develop our business.  Of the $300,000 that we require for the next 12 months, we have had $Nil in cash as of _November 1, 2013 and a working capital deficiency of $18,192 as at November 1, 2013.    In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering.  We do not currently have any definitive arrangements  in place  for the completion of any further private placement financings and there is no assurance that  we  will  be  successful  in  completing  any  further  private  placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.  If we are unable to raise any capital whatsoever via equity placements, or loan agreements, it may make it impossible for us to execute on our business plans.

Results of Operations

We will require funds to increase and diversify our business.  We will continue to rely on funds raised through the sale of our common stock or other third-party facilities available to us.  As of October 31, 2013, we were in need of equity or debt financing in order to expand operations and execute our business plans.  We cannot assure that we will raise the required funds.

We had a net loss for the year ended October 31, 2013, of approximately $65,000, as compared to a net loss for the four months ended October 31, 2012, of approximately $490,000.    The reduced loss for the year ended October 31, 2013, is primarily attributable to a decrease in marketing expenses of approximately $445,000.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2013, we used cash of approximately $34,000 for operating activities from operations, while financing activities provided approximately $22,000 in cash.  During the four months ended October 31, 2012, we used cash of approximately $17,000 for operating activities from operations while financing activities provided cash of approximately $29,000.

We are generating no revenues from continuing operations, we still have substantial ongoing losses, and we do not have enough cash to satisfy our cash requirements.  In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2013, as for the previous period, our independent registered accountants stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at October 31, 2013, was approximately $18,000, as compared to working capital of approximately $11,000 at October 31, 2012.  At October 31, 2013, we had an accumulated deficit during the development stage of approximately $554,000 and stockholders’ deficiency of approximately $46,000, as compared to an accumulated deficit during the development stage of approximately $490,000 and total stockholders’ equity of approximately $4,000 at October 31, 2012.

Based on our current level of expenditures, we estimate that cash of approximately $75,000 per quarter will be required to fund operations through October 31, 2014.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

Future Financings

We intend to rely on the sales of our products and services, as well as on the sale of securities and loans from stockholders and others, to meet our cash requirements.  We may seek to sell common or preferred stock in private placements.  We have no commitments from anyone to purchase our common or preferred stock or to loan funds.  We cannot assure that we will be able to raise additional funds or to do so at a cost that will be economically viable.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Equity Compensation

We do not have any equity compensation plans or arrangements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGENIUM
simplifying complexity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Interactive Multi-Media Auction Corporation (a development stage company)

We have audited the accompanying balance sheets of Interactive Multi-Media Auction Corporation (a development stage company) ("Company") as of October 31, 2013 and 2012, and the related statements of income, stockholders' equity, and cash flows for the year ended October 31, 2013, the period from July 13, 2012 to October 31, 2012 and for the period from inception (July 13, 2012) to October 31, 2013. Interactive Multi-Media Auction Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Multi-Media Auction Corporation (a development stage company) as of October 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended October 31, 2013, the period from July 13, 2012 to October 31, 2012, and for the period from inception (July 12, 2012) to October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ingenium Accounting Associates

Ingenium Accounting Associates

Reno, NV

February 13, 2014

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Balance Sheets
October 31, 2013 and 2012
(United States Dollars)

	2013	2012

Assets
Current assets:
Cash	$-	12,000

Total current assets	$-	12,000

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$15,821	$550
Due to shareholder	2,371	-
Total current liabilities	18,192	550

Loan payable to Related Party	27,500	7,500
Total liabilities	45,692	8,050

Stockholders' (Deficit) Equity
Capital stock:
$0.001 par value, authorized 100,000,000 shares,
issued and outstanding 11,300,000 shares
(2012 - 11,200,000 shares)	11,300	11,200
Additional paid-in capital	497,425	482,525
Deficit accumulated during development stage	(554,417)	(489,775)
Total stockholders' equity	(45,692)	3,950
Total liabilities and stockholders' equity deficit	$-	12,000

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Operations
For the twleve months ended October 31, 2013, four months ended October 31, 2012 and the period from Inception (July 13, 2012) to October 31, 2013
(United States Dollars)

	Twelve months ended October 31, 2013		Four months ended October 31, 2012		Period from Inception of July 13, 2012 to October 31, 2013

Revenue	$		$		$-

Expenses:
General and administrative		64,642		44,775	109,417
Marketing		-		445,000	445,000
Total operating expenses		64,642		489,775	554,417

Net Loss		$(64,642)		(489,775	(554,417)

Net loss per share		$(0.01)		(0.07

Weighted average number of shares outstanding		11,200,274		7,015,000

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Stockholders' Equity
For the year ended October 31, 2013 and the period
from Inception (July 13, 2012) to October 31, 2013
(United States Dollars)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during Development Stage	Total Stockholders' Equity
	Number of Shares	Amount

Balance July 13, 2012	-	$-	$-	$-	$-

Shares issued for cash at par value of $0.001 per share in July 2012	6,225,000	6,225	-	-	6,225

Shares issued September 15, 2012 for cash at $0.05 per share	200,000	200	9,800		10,000

Shares issued September 30, 2012 for services at $0.10 per share	2,400,000	2,400	237,600		240,000

Shares issued October 15, 2012 for cash at $0.10 per share	50,000	50	4,950		5,000

Shares issued October 30, 2012 for services at $0.10 per share	2,325,000	2,325	230,175		232,500

Net loss	-	-	-	(489,775)	(489,775)

Balance October 31, 2012	11,200,000	11,200	482,525	(489,775)	3,950

Net Loss				(64,642)	(64,642)

Shares issued October 31, 2013 for services at $0.15 per share	100,000	100	14,900	-	15,000

Balance October 31, 2013	11,300,000	$11,300	$497,425	$(554,417)	$(45,692)

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Cash Flows
For the twleve months ended October 31, 2013, four months ended October 31, 2012 and the period from Inception (July 13, 2012) to October 31, 2013
(United States Dollars)

	Twelve months ended October 31, 2013	Four months ended October 31, 2012	Period from Inception of July 13, 2012 to October 31, 2013

Cash flows from operating activities:

Net loss	$(64,642)	$(489,775)	$(554,417)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services received	15,000	472,500	487,500

Changes in assets and liabilities
Accounts payable	15,271	550	15,821

Net cash used in operating activities	(34,371)	(16,725)	(51,096)

Cash provided by financing activities:
Proceeds from issuance of capital stock		21,225	21,225
Advance from shareholder	2,371		2,371
Proceeds from related party loan payable	20,000	7,500	27,500

Net cash provided by financing activities	22,371	28,725	51,096

Change in cash and cash at end of year	(12,000)	12,000	-

Cash at beginning of the year	12,000	-	-

Cash at end of the year	$-	$12,000	$-

Cash paid for:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Interactive Multi-Media Auction Corporation. (the “Company”) was incorporated under the laws of the British Virgin Islands on July 13, 2012. The Company is based in Hong Kong and in the business of an internet based marketer, auctioneer, dealer and broker of high quality and unique products and services for fine art, fashion, design and décor.

Development Stage

The Company is devoting substantially all of its efforts on establishing the business and principal operations have not commenced. All losses accumulated since inception of the development stage have been considered as part of the Company’s development stage activities.

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue since commencement of the development stage, has an accumulated deficit, and has had no positive cash flows from operations. It is the Company’s intention to raise additional equity to finance development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition or operations, and these financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Cash

Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for all financial reporting purposes. The Company currently has no cash equivalents.

Fair Value Measurements

Fair value is defined as the exchange price that will be received for an asset or paid to transfer a liability (an exit price) in the principal.  Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.  To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered to be observable and the third unobservable:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue, which includes charges on a transactional and other basis, realized or realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the year ended October 31, 2013 and the four months ended October 31, 2012.

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled.  Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction.  The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized.  The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence).  The Company considers its actual historical results to have a stronger weight than other, more subjective, indicators when considering whether to establish or reduce a valuation allowance.

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required.  As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions.  The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

As the Company is incorporated in the British Virgin Islands and operates from Hong Kong it is subject to Hong Kong income taxes on income earned in Hong Kong.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the year ended October 31, 2013 and the four months ended October 31, 2012, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Foreign Currencies

The Company's functional and reporting currency is the US Dollar. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency with the exchange rate on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured with the exchange rate on the balance sheet date. Currency translation differences are recognized in the statement of operations for the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: accounts payable and loan payable. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share Issuances for Services, Debt Instruments and Interest

The Company issues instruments to non-employees for the receipt of goods and services, and, in certain circumstances the settlement of short-term loan arrangements. The applicable GAAP establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, the Company issues unregistered and restricted equity instruments.   Additionally, the Company currently has no shares of freely-tradeable stock with a quoted market price (a Level 1input within the GAAP hierarchy).

When unregistered common shares are issued for the settlement of short-term financing arrangements (that are not initially convertible), the reacquisition price of the extinguished financing arrangement is determined by the value of the debt which is more clearly evident, and no additional inducement expense is recognized.

In situations in which the Company issues unregistered restricted common shares in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, the Company recognizes the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy).  The Company has determined this methodology reflects the risk adjusted fair value of its unregistered restricted equity instruments using a commercially reasonable valuation technique.

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the year ended October 31, 2013 no new pronouncements had a material impact on the Company’s financial statements.

Note 2. Loan  Payable

On July 31, 2012 the Company entered into an agreement with Morpheus Financial Corporation, a related party, for a loan facility, modified in May 2013, up to $90,000 in tranches requested by the Company until May 2014. The loan is unsecured, non-interest bearing and due on or before October 31, 2017.  As of October 31, 2013 and 2012 the Company had a balance $27,500 and $7,500, respectively, outstanding on the Morpheus loan facility.

Note 3. Related Party Transactions

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $9,000 during the year ended October 31, 2013.

During the year ended October 31, 2012 the Company issued 500,000 shares of common stock to the sister of the sole office and director for services received with a fair value of $100,000.

During the year ended October 31, 2013 a stockholder of the Company advanced $2,371. The balance owing as at October 31, 2013 of $2,371 is included in advances due to stockholders.

Note 4. Share Capital

The Company is authorized to issue 100,000,000 shares of capital stock, par value of $0.001.

The shares can be divided into such classes and series as the directors may determine. As at October 31, 2013 the Company only has one class and series of shares.

During the year ended October 31, 2013, the Company issued on:

●	October 31, 2013, 100,000 shares of capital stock of the Company to a consultant for services received with a fair value of $15,000.

During the four months ended October 31, 2012, the Company issued on:

●	July 13, 2012, 4,225,000 shares of capital stock of the Company for proceeds of $4,225
●	July 15, 2012, 2,000,000 shares of capital stock of the Company for proceeds of $2,000
●	September 15, 2012, 200,000 shares of capital stock of the Company for cash proceeds of $10,000
●	September 30, 2012, 2,400,000 shares of common stock of the Company to consultants for services with a fair value of $240,000
●	October 15, 2012, 50,000 shares of common stock of the Company for cash proceeds of $5,000
●	October 30, 2012, 2,325,000 shares of common stock of the Company to consultants for services with a fair value of $232,500

Note 5. Income Taxes

No provision for income taxes has been made for the period as all the Company’s operations to date have occurred outside of Hong Kong and are not subject to taxation in either Hong Kong or the country of incorporation, the British Virgin Islands.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive and financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of October 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2013, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our internal control over financial reporting is a process designed under the supervision of our Certifying Officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2013.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended October 31, 2013, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i)           Lack of sufficient independent directors to form an audit committee.  Currently our President is the sole member of our board , we require a three independent directors with the required financial expertise in order to form an audit committee.  Although there is no requirement that we have an audit committee, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)          Insufficient corporate governance policies.  We do not have a code of ethics that provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

(iii)         Lack of segregation of accounting duties. We currently do not have sufficient number of employees to segregate our accounting and recording functions.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Annual Report on Form 10-K.  Such remediation activities include recruiting one or more independent board members to join our board of directors in due course.  Such recruitment will include at least one person who qualifies as an audit committee financial expert to join as an independent board member and as an audit committee member.

In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position Held with our Company	Date First Elected or Appointed

Amber McCandless	39	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	July 13, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Amber McCandless - President, Chief Executive and Financial Officer and Director

Since June 2005, Amber McCandless has been the President, Founder and Director of Siam Productions (DBA “Art Showcase Auction”), a Los Angeles, California-based auctioneer, dealer and broker of fine art and related products and services. From 2005 to 2008, the Art Showcase Auction was televised on Direct TV in the United States and Sky TV in the United Kingdom. Ms. McCandless served as the on-air host of the program and offered sales to clients of fine art originals and reproductions via a satellite televised programming broadcast to a viewing audience in the United States and United Kingdom. In 2009 she Founded Brickwall Entertainment, where she provides intermediary/broker services for the sale of exclusive pieces of art (paintings, sculptures, etc.), to a global clientele. Since 2011 Brickwall has also been involved in developing a television show for the Food Network that will focus on various locales and cuisines in China. Ms. McCandless holds a Bachelor of Fine Arts degree from the University of British Columbia, and has experience as a television producer, presenter and auctioneer.

Ms. McCandless was appointed as our director due to her extensive expertise with, and knowledge of, the fine arts market and auction based transactions.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that, during the last fiscal year, none of our officers, directors, and greater than 10% beneficial owners complied with applicable Section 16(a) filing requirements.

Audit Committee Information

Our board of directors does not have a separate audit committee.  The entire board acts as the audit committee.  We do not have a financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K, on our board.  We plan to seek qualified outside directors so that a majority of the board will be outside directors once we have raised funds to execute our business plan.  Once in place, the audit committee and a compensation committee will each be chaired by an independent director.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.  When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Nominating Committee

Our board of directors does not have a separate nominating committee.  The entire board acts as the nominating committee.

ITEM 11.               EXECUTIVE COMPENSATION

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our three most highly compensated executive officers earning more than $100,000 during the fiscal years ended October 31, 2013 and 2012 and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2013 and 2012, (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Amber McCandless (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2013	--	--	--	--	--	--	--	--
	2012	2,750	--	--	--	--	--	--	2,750

(1)	Amber McCandless was appointed president, chief executive officer, chief financial officer, treasurer and director on July 13, 2012.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Outstanding Equity Awards at 2013 Year-End

None of our Named Executive Officers has any outstanding equity awards as of October 31, 2013.

Director Compensation

The members of the board of directors are not compensated by our company for acting as such. directors and are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of February 13, 2014, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 11,300,000 shares of common stock outstanding as of February 13, 2014.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Principal Stockholders:
Morpheus Financial Corporation Room 603-4 Valley Centre 80-82 Morrison Hill Road Wanchai, Hong Kong	Common Stock	1,100,000	9.82%

Named Executive Officers and Directors:
Amber McCandless	Common Stock	3,000,000	26.79%
2161 Clifford Street Los Angeles, CA 90026 USA

All Executive Officers and Directors as a Group (1 person):	Common Stock	3,000,000	26.79%
_______________
(1)
Based on 11,300,000 shares of common stock issued and outstanding as of February 7, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Equity Compensation Plan

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director during the last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors during our last fiscal year

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Amber McCandless. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Advances due to Stockholders

During the year ended October 31, 2013 a stockholder of the Company advanced $2,371. The balance owing as at October 31, 2013 of $2,371 is included in advances due to stockholders.

Services by Related Entity

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $6,000 during the year ended October 31, 2013.

On July 31, 2012 the Company entered into an agreement with Morpheus Financial Corporation, a related party, for a loan facility, modified in May 2013, up to $90,000 in tranches requested by the Company until May 2014. The loan is unsecured, non-interest bearing and due on or before October 31, 2017.  As of October 31, 2013 and 2012 the Company had a balance $27,500 and $7,500, respectively, outstanding on the Morpheus loan facility.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended October 31, 2013 and 2012:

	October 31, 2013	October 31, 2012

Audit Fees	$13,400	$-

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$13,400	$-

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2013.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or nonaudit activities, the engagement is approved by our board of directors acting as the audit committee.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation and Bylaws (1)
4.1	Instrument Defining the Right of Holders – Form of Share Certificate (1)
10.1	Website Development Agreement dated December 1, 2012 (1)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Date: February 13, 2014	By:	/s/ Amber McCandless
Amber McCandless
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 13, 2014	/s/ Amber McCandless
AmberMcCandless President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)