Form 10-Q
period 2014-01-31
INTERACTIVE MULTI MEDIA AUCTION Corp
filed 2014-03-17
CIK 1565430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 333-185909

Interactive Multi-Media Auction Corporation
(Exact name of registrant as specified in its charter)

British Virgin Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2/F, Eton Tower
8 Hysan Avenue, Causeway Bay, Hong Kong
(Address of principal executive offices)	(Zip Code)

+852 2910-7795
(Registrant’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 17, 2014, the issuer had one class of common stock, with a par value of $0.001, of which 11,300,000 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Balance Sheets as at January 31, 2014, and	3
	October 31, 2013
	Unaudited Statements of Operations for the	4
	Three Months Ended January 31, 2014 and 2013
	and for the period from inception, July 13,
	2012, to January 31, 2014
	Unaudited Statements of Cash Flows for the	5
	Three Months Ended January 31, 2014 and 2013
	and for the period from inception, July 13,
	2012, to January 31, 2014
	Notes to Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4:	Controls and Procedures	11

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 5:	Other Events	11

Item 6:	Exhibits	11

	Signatures	12

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Balance Sheets
January 31, 2014 and October 31, 2013
(United States Dollars)
(unaudited)

	January 31,	October 31,
	2014	2013

Assets

Current assets:
Cash	$-	$-

Total current assets	$-	$-

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$18,235	$15,821
Due to shareholders	8,575	2,371
Total current liabilities	26,810	18,192

Loan payable	27,500	27,500
Total liabilities	54,310	45,692

Stockholders' Deficit
Capital stock:
$0.001 par value, authorized 100,000,000 shares,
issued and outstanding 11,300,000 shares
(2013 - 11,300,000 shares)	11,300	11,300
Additional paid-in capital	497,425	497,425
Deficit accumulated during development stage	(563,035)	(554,417)
Total stockholders' deficit	(54,310)	(45,692)
Total liabilities and stockholders' equity	$-	$-

See accompanying notes to financial statements.

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Operations
For the three months ended January 31, 2014 and 2013
and the period from Inception (July 13, 2012) to January 31, 2014
(United States Dollars)
(unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013	Period from Inception of July 13, 2012 to January 31, 2014

Revenue	$-	$-	$-

Expenses:
General and administrative	8,618	20,395	118,035
Marketing	-	-	445,000
Total operating expenses	8,618	20,395	563,035

Net Loss	$(8,618)	$(20,395)	$(563,035)

Net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	11,300,000	11,200,000

See accompanying notes to financial statements

See accompanying notes to financial statements.

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Stockholders' Equity
For the period from Inception (July 13, 2012) to January 31, 2014
(United States Dollars)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during Development Stage	Total Stockholders' Equity
	Number of Shares	Amount

Balance July 13, 2012	-	$-	$-	$-	$-

Shares issued for cash at par value of $0.001 per share in July 2012	6,225,000	6,225	-	-	6,225

Shares issued September 15, 2012 for cash at $0.05 per share	200,000	200	9,800		10,000

Shares issued September 30, 2012 for services at $0.10 per share	2,400,000	2,400	237,600		240,000

Shares issued October 15, 2012 for cash at $0.10 per share	50,000	50	4,950		5,000

Shares issued October 30, 2012 for services at $0.10 per share	2,325,000	2,325	230,175		232,500

Net loss	-	-	-	(489,775)	(489,775)

Balance October 31, 2012	11,200,000	11,200	482,525	(489,775)	3,950

Net Loss				(64,642)	(64,642)

Shares issued October 31, 2013 for services at $0.15 per share	100,000	100	14,900	-	15,000

Balance October 31, 2013	11,300,000	$11,300	$497,425	$(554,417)	$(45,692)

Net Loss				(8,618)	(8,618)

Balance January 31, 2014	11,300,000	$11,300	$497,425	$(563,035)	$(54,310)

See accompanying notes to financial statements.

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Cash Flows
For the three months ended January 31, 2014 and 2013
and the period from Inception (July 13, 2012) to January 31, 2014
(United States Dollars)
(unaudited)
	Three months ended January 31, 2014	Three months ended January 31, 2013	Period from Inception of July 13, 2012 to January 31, 2014

Cash flows from operating activities:

Net loss	$(8,618)	$(20,395)	$(563,035)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services received	-	-	487,500

Changes in assets and liabilities
Accounts payable	2,414	8,781	18,235
Accounts payable - related party		2,000

Net cash used in operating activities	(6,204)	(9,614)	(57,300)

Cash provided by financing activities:
Proceeds from issuance of capital stock	-	-	21,225
Advances from shareholder	6,204	220	8,575
Proceeds from loan payable	-	-	27,500

Net cash provided by financing activities	6,204	220	57,300

Change in cash and cash at end of year	-	(9,394)	-

Cash at beginning of the year	-	12,000	-

Cash at end of the year	$-	$2,606	$-

Cash paid for:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

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

 Interim Period Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2013, as filed with the Securities and Exchange Commission on February 13, 2014.

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

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis.   The Company does not expect any new accounting pronouncements will have  a material impact on the Company’s financial position, results of operations, or cash flows.

Note 2. Loan Payable

The Company has an agreement with Morpheus Financial Corporation, a shareholder of the Company, for a loan facility of Cdn $90,000, available in tranches as requested by the Company to May 2014. The loan is unsecured, non-interest bearing and due on or before October 31, 2017. A total of US $27,500 has been received by the Company to January 31, 2014.

Note 3. Related Party Transactions

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $nil and $4,000 during the respective three months ended January 31, 2014 and 2013.

During the three months ended January 31, 2014 and 2013 shareholders of the Company advanced $6,204 and $220, respectively. The balance owing as at January 31, 2014 of $8,575 is included in advances due to shareholders.

Note 4. Share Capital

The Company is authorized to issue 100,000,000 shares of capital stock, par value of $0.001.

The shares can be divided into such classes and series as the directors may determine. As at January 31, 2014 the Company only has one class and series of shares.

No shares were issued during the three months ended January 31, 2014.

For additional details of stock issuances prior to the three months ended January 31, 2014 please see the Form 10-K for the fiscal year ended October 31, 2013 filed with the Securities Exchange Commission on February 13, 2014.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three month periods ended January 31, 2014 and 2013, and for the period from commencement of development stage, July 13, 2012, to January 31, 2014 and our annual report on Form 10-K for the year ended October 31, 2013, including the financial statements and notes thereto.

Forward-Looking Information May Prove Inaccurate

This report contains statements about the future, sometimes referred to as “forward-looking” statements.  Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.

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

Introduction

During the three month period ended January 31, 2014 our Company continued to develop our business based on marketing and selling products using an on-line e-commerce platform which provides a live streaming auction production. We have acquired a URL at www.interactive-auction.com and have contracted with an outside consultant to build our auction website. It is presently our target that the website shall be operational during Q2.

The company plans to operate a real-time auction internet streaming broadcast from various geographic locations around the world that will focus specifically on representing and promoting distinct and innovative goods produced by local manufacturers, purveyors, designers and creators. Viewers across the globe will be able to view the action on their computers, Ipads or mobile phones, and they will be able to participate by bidding on the items via telephone or the internet.

In such regards, the Company has made specific efforts to allow for the launch of its first such formal auction broadcast with focus on the market of New Delhi, India.  Company representatives have now began formal discussions and planning with a gallery owner in Delhi, such party whom will work alongside the Company to source appropriate goods such as Indian art, fashion, jewelry, rugs and antiquities that can be offered during the auction.  It is the intent of the Company that such initial live auction event would take place in Q3 or Q4 of this fiscal year.

Company management is now also in discussion with vendors of certain art reproduction works that could be offered on the site at all times with static reserve pricing so as to be able to sold anytime and not just during an actual live auction period.

It is further a goal of the Company to pursue to seek out and align itself with other technology offerings that provide synergy with the company and as such the Company is also making efforts to find and locate other unique digital, internet and multi-media technologies that have the potential to enhance the overall growth of the business. In pursuit of this directive, Company management is in present discussions with other companies that possess proprietary websites and/or internet operating platforms that could be utilized in conjunction or unison with that of the Company.  It is the hope of the Company that such discussions may lead to formal relationships during the rest of the fiscal year.

Results of Operations

Comparison of the Three Months Ended January 31, 2014,
with the Three Months Ended January 31, 2013

We had no gross revenue for the three month periods ended January 31, 2014 and 2013.

Our general and administrative expenses from continuing operations for the three months ended January 31, 2014, were $8,618 as compared to $20,395 for the comparable periods ended January 31, 2013.  The decrease is primarily due a reduction in costs related to filing registration statements.

Overall, we have a net loss of $8,618 for the three months ended January 31, 2014, as compared to a net loss of $20,395 in the corresponding three months of the preceding year.

Liquidity and Capital Resources

As of January 31, 2014, our current assets were $nil, as compared to $nil at October 31, 2013.  As of January 31, 2014, our current liabilities were $26,810, as compared to $18,192 at October 31, 2013.

Operating activities used net cash of $6,204 for the three months ended January 31, 2014, as compared to use of $9,614 for the three months ended January 31, 2013.

Net cash of $6,204 was provided by financing activities during the three months ended January 31, 2014, as compared to $220 net cash provided during the comparable three months ended January 31, 2013.

Our current balances of cash will not meet our working capital and capital expenditure needs for the whole of the current year.  Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing, and sales, purchases of equipment, and other factors.  We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances.  If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

       PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 5.  OTHER EVENTS

Not applicable

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) and (Chief Financial Officer)	Attached

Item 101	Interactive Data File
101	Interactive Data File	Attached
_______________
*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

                                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

March 17, 2014	By:	/s/ AMBER MCCANDLESS
Amber McCandless
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)