Form 10-Q
period 2014-04-30
INTERACTIVE MULTI MEDIA AUCTION Corp
filed 2014-06-16
CIK 1565430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 11, 2014, the issuer had one class of common stock, with a par value of $0.001, of which 11,300,000 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Balance Sheets as at April 30, 2014, and October 31, 2013	3

	Unaudited Statements of Operations for the Three and Six Months Ended April 30, 2014 and 2013
	and for the period from commencement of development stage, July 13, 2012, to April 30, 2014	4

	Unaudited Statements of Cash Flows for the Three and Six Months Ended April 30, 2014 and 2013
	and for the period from commencement of development stage, July 13, 2012, to April 30, 2014	5

	Notes to Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4:	Controls and Procedures	11

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 5:	Other Events	11

Item 6:	Exhibits	12

	Signatures

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Balance Sheets
April 30, 2014 and October 31, 2013
(United States Dollars)
(unaudited)

	April 30,	October 31,
	2014	2013
Assets
Current assets:
Cash	$-	$-

Total current assets	$-	$-

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$30,873	$15,821
Due to shareholders	8,575	2,371
Total current liabilities	39,448	18,192

Loan payable	27,500	27,500
Total liabilities	66,948	45,692

Stockholders' Deficit
Capital stock:
$0.001 par value, authorized 100,000,000 shares,
issued and outstanding 11,300,000 shares
(2013 - 11,300,000 shares)	11,300	11,300
Additional paid-in capital	497,425	497,425
Deficit accumulated during development stage	(575,673)	(554,417)
Total stockholders' deficit	(66,948)	(45,692)
Total liabilities and stockholders' equity	$-	$-

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Operations
For the three and six months ended April 30, 2014 and 2013
and the period from Inception (July 13, 2012) to April 30, 2014
(United States Dollars)
(unaudited)

	Three months ended April 30, 2014	Three months ended April 30, 2013	Six months ended April 30, 2014		Six months ended April 30, 2013		Period from Inception of July 13, 2012 to April 30, 2014

Revenue	$-	$-	$		$		$-

Expenses:
General and administrative	12,638	6,063		21,256		26,458	130,673
Marketing	-	-					445,000
Total operating expenses	12,638	6,063		21,256		26,458	575,673

Net Loss	$(12,638)	$(6,063)		$(21,256)		$(26,458)	$(575,673)

Net loss per share	$(0.00)	$(0.00)		$(0.00)		$(0.00)

Weighted average number of shares outstanding	11,300,000	11,200,000		11,300,000		11,200,000

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Cash Flows
For the six months ended April 30, 2014 and 2013
and the period from Inception (July 13, 2012) to April 30, 2014
(United States Dollars)
(unaudited)
	Six months ended April 30, 2014	Six months ended April 30, 2013	Period from Inception of July 13, 2012 to April 30, 2014

Cash flows from operating activities:

Net loss	$(21,256)	$(26,458)	$(575,673)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services received	-	-	487,500

Changes in assets and liabilities
Accounts payable	15,052	10,238	30,873
Accounts payable - related parties	-	3,600	-
Net cash used in operating activities	(6,204)	(12,620)	(57,300)

Cash provided by financing activities:
Proceeds from issuance of capital stock	-	-	21,225
Advances from shareholders	6,204	620	8,575
Proceeds from loan payable	-	-	27,500

Net cash provided by financing activities	6,204	620	57,300

Change in cash	-	(12,000)	-

Cash at beginning of the period	-	12,000	-

Cash at end of the period	$-	$-	$-

Cash paid for:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

April 30, 2014

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

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis.   The Company does not expect any new accounting pronouncements will have  a material impact on the Company’s financial position, results of operations, of cash flows.

Note 2. Loan Payable

The Company has an agreement with Morpheus Financial Corporation, a shareholder of the Company, for a loan facility of Cdn $90,000, available in tranches as requested by the Company to May 2014. The loan is unsecured, non-interest bearing and due on or before October 31, 2017. A total of US $27,500 has been received by the Company to April 30, 2014.

Note 3. Related Party Transactions

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $nil and $nil and $nil and $4,000 during the respective three and six months ended April 30, 2014 and 2013.

During the six months ended April 30, 2014 and 2013 shareholders of the Company advanced $6,204 and $220, respectively. The balance owing as at April 30, 2014 of $8,575 is included in advances due to shareholders.

Note 4. Share Capital

The Company is authorized to issue 100,000,000 shares of capital stock, par value of $0.001.

The shares can be divided into such classes and series as the directors may determine. As at January 31, 2014 the Company only has one class and series of shares.

No shares were issued during the six months ended April 30, 2014.

For additional details of stock issuances prior to the three months ended January 31, 2014 please see the Form 10-K for the fiscal year ended October 31, 2013 filed with the Securities Exchange Commission on February 13, 2014.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six month periods ended April 30, 2014 and 2013, and for the period from commencement of development stage, July 13, 2012, to April 30, 2014 and our annual report on Form 10-K for the year ended October 31, 2013, including the financial statements and notes thereto.

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

Introduction

During the three and six months ended April 30, 2014 our Company continued to develop our business based on marketing and selling products using an on-line e-commerce platform which provides a live streaming auction production as well as the opportunity to buy goods year-round at set (static) pricing on the site. We have acquired a URL at www.interactive-auction.com and have contracted with an outside consultant to build our auction website. The Company went live with the website just following the conclusion the Q2 period.  The website presently represents an offering of certain artist reproductions.  As the website now continues to be updated it will have additional items added to it such as jewelry, fashion, and home décor items, as well as now a payment processing platform is to be integrated into the site allowing for direct purchases (ecommerce transactions) to occur on the site itself (i.e. whether paypal, or through a variety of credit cards).

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

In such regards, the Company has made specific efforts to allow for the launch of its first such formal auction broadcast with focus on the market of New Delhi, India.  Company representatives have now began formal discussions and planning with a gallery owner in Delhi, such party whom will work alongside the Company to source appropriate goods such as Indian art, fashion, jewelry, rugs and antiquities that can be offered during the auction.  It is the intent of the Company that such initial live auction event would take place in Q4 of this fiscal year.

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

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2014,
with the Three and Six Months Ended April 30, 2013

We had no gross revenue for the three and six month periods ended April 30, 2014 and 2013.

Our general and administrative expenses from continuing operations for the three and six months ended April 30, 2014, were $12,638 and $21,256, respectively, as compared to $6,063 and $26,458 for the comparable periods ended April 30, 2013. The cumulative decrease for the six months is primarily due to a reduction in costs related to filing registration statements.

Overall, we have a net loss of $12,638 and $21,256 for the three and six months ended April 30, 2014, as compared to a net loss of $6,063 and $26,458 in the corresponding three and six months of the preceding year.

Liquidity and Capital Resources

As of April 30, 2014, our current assets were $nil, as compared to $nil at October 31, 2013.  As of April 30, 2014, our current liabilities were $39,448, as compared to $18,192 at October 31, 2013.

Operating activities used net cash of $6,204 for the six months ended April 30, 2014, as compared to use of $12,620 for the six months ended April 30, 2013.

Net cash of $6,204 was provided by financing activities during the six months ended April 30, 2014, as compared to $620 net cash provided during the comparable six months ended April 30, 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 30, 2014, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2014, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Date: June 16, 2014	By:	/s/ AMBER MCCANDLESS
Amber McCandless
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)