Form 10-Q
period 2014-07-31
INTERACTIVE MULTI MEDIA AUCTION Corp
filed 2014-09-15
CIK 1565430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 12, 2014, the issuer had one class of common stock, with a par value of $0.001, of which 11,300,000 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Balance Sheets as at July 31, 2014, and
	October 31, 2013	3
	Unaudited Statements of Operations for the
	Three and Nine Months Ended July 31, 2014 and 2013	4
	and for the period from commencement of development stage, July 13,
	2012, to July 31, 2014
	Unaudited Statements of Cash Flows for the
	Nine Months Ended July 31, 2014 and 2013	5
	and for the period from commencement of development stage, July 13,
	2012, to July 31, 2014
	Notes to Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4:	Controls and Procedures	11

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 5:	Other Events	11

Item 6:	Exhibits	12

	Signatures	13

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Balance Sheets
July 31, 2014 and October 31, 2013
(United States Dollars)
(unaudited)

	July 31,	October 31,
	2014	2013
Assets
Current assets:
Cash	$-	$-
Total current assets	$-	$-

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$20,072	$15,821
Due to shareholders	23,330	2,371
Total current liabilities	43,402	18,192

Loan payable	27,500	27,500
Total liabilities	70,902	45,692

Stockholders' Deficit
Capital stock:
$0.001 par value, authorized 100,000,000 shares,
issued and outstanding 11,300,000 shares
(2013 - 11,300,000 shares)	11,300	11,300
Additional paid-in capital	497,425	497,425
Deficit accumulated during development stage	(579,627)	(554,417)
Total stockholders' deficit	(70,902)	(45,692)
Total liabilities and stockholders' equity	$-	$-

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Operations
For the three and nine months ended July 31, 2014 and 2013
and the period from Inception (July 13, 2012) to July 31, 2014
(United States Dollars)
(unaudited)

	Three months ended July 31, 2014	Three months ended July 31, 2013	Nine months ended July 31, 2014		Nine months ended July 31, 2013		Period from Inception of July 13, 2012 to July 31, 2014

Revenue	$-	$-	$		$		$-

Expenses:
General and administrative	3,954	29,371		25,210		55,829	134,627
Marketing	-	-		-		-	445,000
Total operating expenses	3,954	29,371		25,210		55,829	579,627

Net Loss	$(3,954)	$(29,371)		$(25,210)		$(55,829)	$(579,627)

Net loss per share	$(0.00)	$(0.00)		$(0.00)		$(0.00)

Weighted average number of shares outstanding	11,300,000	11,200,000		11,300,000		11,200,000

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Cash Flows
For the nine months ended July 31, 2014 and 2013
and the period from Inception (July 13, 2012) to July 31, 2014
(United States Dollars)
(unaudited)
	Nine months ended July 31, 2014	Nine months ended July 31, 2013	Period from Inception of July 13, 2012 to July 31, 2014

Cash flows from operating activities:

Net loss	$(25,210)	$(55,829)	$(579,627)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services received	-	-	487,500

Changes in assets and liabilities
Accounts payable	4,251	7,434	20,072
Accrued liabilities	-	15,000
Net cash used in operating activities	(20,959)	(33,395)	(72,055)

Cash provided by financing activities:
Proceeds from issuance of capital stock	-	-	21,225
Advances from shareholders	20,959	1,395	23,330
Proceeds from loan payable	-	20,000	27,500

Net cash provided by financing activities	20,959	21,395	72,055

Change in cash	-	(12,000)	-

Cash at beginning of the period	-	12,000	-

Cash at end of the period	$-	$-	$-

Cash paid for:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There have been no other recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

Note 2. Loan Payable

The Company has an agreement with Morpheus Financial Corporation, a shareholder of the Company, for a loan facility of Cdn $90,000, available in tranches as requested by the Company to May 2014. The loan is unsecured, non-interest bearing and due on or before October 31, 2017. A total of US $27,500 has been received by the Company to July 31, 2014.

Note 3. Related Party Transactions

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $nil and $nil and $2,000 and $6,000 during the respective three and nine months ended July 31, 2014 and 2013.

During the nine months ended July 31, 2014 and 2013 shareholders of the Company advanced $20,959 and $1,395, respectively. The balance owing as at July 31, 2014 of $23,330 is included in advances due to shareholders.

Note 4. Share Capital

The Company is authorized to issue 100,000,000 shares of capital stock, par value of $0.001.

The shares can be divided into such classes and series as the directors may determine. As at July 31, 2014 the Company only has one class and series of shares.

No shares were issued during the nine months ended July 31, 2014.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and nine month periods ended July 31, 2014 and 2013, and for the period from commencement of development stage, July 13, 2012, to July 31, 2014 and our annual report on Form 10-K for the year ended October 31, 2013, including the financial statements and notes thereto.

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

Introduction

The Company launched it’s website during the Q3 period of this year, at HYPERLINK "http://www.interactive-auction.com" www.interactive-auction.com.  Going forward into Q1/Q2 of 2015, it is the intent of the company to operate a real-time auction internet streaming broadcast from various geographic locations around the world that will focus specifically on representing and promoting distinct and innovative goods produced by local manufacturers, purveyors, designers and creators. Viewers across the globe will be able to view the action on their computers, Ipads or mobile phones, and they will be able to participate by bidding on the items via telephone or the internet.

In such regards, the Company has made specific efforts to allow for the launch of its first such formal auction broadcast with focus on the market of New Delhi, India. Company representatives have now began formal discussions and planning with a gallery owner in Delhi, such party whom will work alongside the Company to source appropriate goods such as Indian art, fashion, jewelry, rugs and antiquities that can be offered during the auction. It is the intent of the Company that such initial live auction event would take place in Q1 or Q2 of 2015.

At present, the Company offers for purchase certain art on the website, whether those or original or reproduction quality.  These pieces are sources from specific  vendors of such works that then are offered on the site at all times with static reserve pricing so as to be able to be sold anytime and not just during a live auction period.

It is further a goal of the Company to pursue to seek out and align itself with other technology offerings that provide synergy with the company and as such the Company is also making efforts to find and locate other unique digital, internet and multi-media technologies that have the potential to enhance the overall growth of the business. In pursuit of this directive, Company management is in present discussions with other companies that possess proprietary websites and/or internet operating platforms that could be utilized in conjunction or unison with that of the Company. It is the hope of the Company that such discussions may lead to formal relationships in the future.

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2014,
with the Three and Nine Months Ended July 31, 2013

We had no gross revenue for the three and nine month periods ended July 31, 2014 and 2013.

Our general and administrative expenses from continuing operations for the three and nine months ended July 31, 2014, were $3,954 and $25,210, respectively, as compared to $29,371 and $55,829 for the comparable periods ended July 31, 2013.  The decrease is primarily due a reduction in costs related to filing registration statements.

Overall, we have a net loss of $3,954 and $25,210 for the three and nine months ended July 31, 2014, as compared to a net loss of $29,371 and $55,829 in the corresponding three and nine months of the preceding year.

Liquidity and Capital Resources

As of July 31, 2014, our current assets were $nil, as compared to $nil at October 31, 2013.  As of July 31, 2014, our current liabilities were $43,402, as compared to $18,192 at October 31, 2013.

Operating activities used net cash of $20,959 for the nine months ended July 31, 2014, as compared to use of $33,395 for the nine months ended July 31, 2013.

Net cash of $20,959 was provided by financing activities during the nine months ended July 31, 2014, as compared to $21,395 net cash provided during the comparable nine months ended July 31, 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2014, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Date: September 15, 2014	By:	/s/ AMBERMCCANDLESS
Amber McCandless
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)