Form 10-K
period 2014-10-31
INTERACTIVE MULTI MEDIA AUCTION Corp
filed 2015-02-12
CIK 1565430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2014

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
Common Stock, Par Value $0.00025
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

 State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of April 30, 2014, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $1,080,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 9, 2015, registrant had 45,200,000 shares of issued and outstanding common stock, par value $0.00025.

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

We have undertaken discussions with some of the premier internet streaming businesses in terms of establishing a formal working relationship with them at such time that we are ready to launch our initial broadcasts. As we have not entered into a material agreement with any streaming service provider, and there can be no assurance that we will, we cannot be certain of the overall additional capital requirements of adding this service to our website. There are a number of third-party companies offering such streaming services and although there is no assurance we will be able to contract with any one of them, we remain confident that we will be able finalize an operational agreement with such a streaming company by Q3 2015.

In addition to the actual streaming functionality required to disseminate the auction broadcasts, we plan to establish and operate a user-friendly and functional e-commerce website in support of the live streaming international broadcasts. Our basic website is now live and operational, and we will now work to integrate the e-commerce functionality we seek.  At this stage we believe we have a reasonable period of time to get the website payment element included and to then furthermore plan for the integration of the third-party streaming platform that will then effectively facilitate our planned launch of our first streaming broadcast sometime during Q4 2015.

Products and Goods

Through our internet streaming programming, and the operation of our e-commerce website, we plan to offer the following types of products which, if sold, would generate revenue for our company.  We have developed working relationships with certain parties who can act as conduits for our Company to access these various types of goods in each particular geographic region in which we plan to operate our auction events.  In particular we have such relationships presently with parties in India and in Mexico, representative of our two (2) initial target market areas.

Investment Grade Fine Art

We plan to offer limited edition lithographs, serigraphs, fully-authenticated and archival framed fine art with prices ranging from lower cost items of $2,000 - $3,000 to those of up to tens of millions of dollars. These can include, but are not limited to, original paintings, prints, sculptures, and lithographs & serigraphs. Our Company has developed critical relationships within the community of collectors enabling access to original pieces from major artists with estimated values well in excess of $10 million. This investment grade segment of the global art market is the largest.

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

Description of Property and Facilities

Our executive, administrative, and operating offices are located at 2/F Eton Tower, 8 Hysan Avenue, Causeway Bay, Hong Kong, SAR, China. We believe these facilities are adequate for our current needs. The offices are currently provided to us at a cost of HKD$6,000 per year on a year to year basis. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

In seeking products and working relationships, we emphasize the possible public image benefits from using our global internet live streaming medium, as well as marketing and revenue benefits to the unique innovative vendors. In endeavoring to this extent we have engaged the efforts of third-party sources with strong industry, private, artistic and entertainment contacts in various global markets to assist us to launch our market entry and business strategy over the next 12 – 24 months with the goal of performing at least quarterly live internet streaming broadcasts from hand-picked global locations starting in Q4 of 2015.

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

We incurred a net loss of $29,773 for the year ended October 31, 2014 as compared to a net loss of $64,642 for the year ended October 31, 2013.As at October 31, 2014 we had no cash on hand. To satisfy our financial requirements during the 12 month period beginning November, 2014, we intend to rely initially on funding available to us from shareholders of our Company. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the year ended October 31, 2014, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

We require $500,000 to carry out our planned business activities over the next 12 months and had no cash on hand as of October 31, 2014. To satisfy our financial requirements during the 12 month period beginning November, 2014, we intend to rely initially on funding available to us from shareholders of our Company. We do not currently have any other arrangements for additional financing. We will have to raise additional funds for the development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment. In the event we are unable to secure additional capital, based upon our current cash position, we estimate we will be able to sustain nominal operations for a period of 12 months from the date of this prospectus.

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

Our business assets are located in Hong Kong and consequently, it may be difficult for United States investors to affect service of process upon our assets. It may also be difficult to realize upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Hong Kong by a Hong Kong court if the U.S. court in which the judgment was obtained did not have jurisdiction, as determined by the Hong Kong court, in the matter. There is substantial doubt whether an original action could be brought successfully in Hong Kong against any of our assets predicated solely upon such civil liabilities. You may not be able to recover damages as compensation for a decline in your investment.

We may not succeed if we are unable to attract employees and retain the services of our key personnel.

Our performance is substantially dependent on retaining current management and key personnel and on recruiting and hiring additional management and key personnel. If we are unable to retain current management, or if we are unable to hire suitable sales, marketing, and operational personnel, we may not be able to successfully develop, improve, market, and sell products based on our technology. We have not obtained key-man life insurance on our officers or directors. Competition for individuals with the qualifications that we require is intense, and we may not be able to attract, assimilate, or retain these highly qualified people. The failure to attract, integrate, motivate, and retain these employees could harm our business.

Our sole officer and director will allocate some portion of her time to other businesses thereby causing conflicts of interest in her determination as to how much time to devote to our affairs as well as other matters.
Our current sole executive officer and director, is not required to commit his full time to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. He is not obligated to devote any specific number of hours to our affairs, but it is estimated that he will devote approximately 20 hours per week on our business.

He is an entrepreneur and is involved in other ventures in fields that do not compete with our business. However, if his other activities require him to devote more substantial amounts of time to them, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to pursue our business plan. Additionally, he and future company officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure anyone that these conflicts will be resolved in our favor.

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

Risks Associated with Our Common Stock

Trading on the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Because we can issue additional shares of our common stock, purchasers of our common stock may experience dilution in their ownership of our company in the future.

We are authorized to issue up to 400,000,000 shares of common stock.  As of February 9, 2015 there were 45,200,000 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding.  Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock in this offering.

We do not currently anticipate declaring and paying dividends to our stockholders in the foreseeable future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no material revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future.

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

ITEM 2.                 PROPERTIES

We do not currently own any real property.  Our corporate office is located at 2/F Eton Tower, 8 Hysan  Avenue, Causeway Bay, Hong Kong, for which we are charged a fee of $6,000 HKD per year.

ITEM 3.                 LEGAL PROCEEDINGS

Not applicable.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In the United States, our common shares are quoted on the OTCQB under the trading symbol “IMMA.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCQB on February 4, 2014.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB(1)
Quarter Ended	High	Low
October 31, 2014	0.96	0.95
July 31, 2014	0.84	0.84
April 30, 2014	--	--

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Issuer Direct Corporation act as our registrar and transfer agent for our common shares.

As of October 31, 2014, we had approximately 43 stockholders of record of our common stock.  As of such date 45,200,000 shares of our common stock were issued and outstanding.

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

During the year ended October 31, 2014 we did not issue any securities.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans.

ITEM 6.                 SELECTED FINANCIAL DATA

 As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended October 31, 2014 and October 31, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

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

We plan to have our website live and fully functional and operational during the Q2/Q3 fiscal periods 2015 during which time we intend it to be fully capable of effectively streaming video, and of being able to accept and transact e-commerce payments.  At the present time we are determining consideration of a first launch live event in fiscal Q4 2015 in either New Delhi, India, and San Jose, Mexico, such determination that will be made firm as negotiations with each party continue to evolve.  Cost assessments will be made and dependent on successful funding of the Company during the fiscal year decisions will be made as to which venue makes the most sense.  The costs associated with the Mexico launch would likely be less as there is already an existing venue available where the primary goods for that particular auction are located (i.e. an art gallery, for an art focused event), whereas the New Delhi location requires a location to be found, and rented and then requires a variety of goods to be brought into the site for auction. It is expected that the first launch event will cost itself $50,000 - $75,000 inclusive of necessary human resources, travel, accommodations, site costs, and an effective advertising and marketing campaign.

We intend to continue to develop, and launch our internet based auction platform during the upcoming twelve months.  We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost
General and administrative expenses	$100,000
Professional fees	$50,000
Sales and marketing expenses	$250,000
Consulting fees and expenses	$100,000

Total:	$500,000

At present, our cash requirements for the next 12 months (beginning November 1, 2014) outweigh the funds available to maintain or develop our business.  Of the $500,000 that we require for the next 12 months, we have had $Nil in cash as of November 1, 2014 and a working capital deficiency of $47,965 as at November 1, 2014.    In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering.  We do not currently have any definitive arrangements  in place  for the completion of any further private placement financings and there is no assurance that  we  will  be  successful  in  completing  any  further  private  placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.  If we are unable to raise any capital whatsoever via equity placements, or loan agreements, it may make it impossible for us to execute on our business plans.

Results of Operations

We will require funds to increase and diversify our business.  We will continue to rely on funds raised through the sale of our common stock or other third-party facilities available to us.  As of October 31, 2014, we were in need of equity or debt financing in order to expand operations and execute our business plans.  We cannot assure that we will raise the required funds.

We had a net loss for the year ended October 31, 2014, of approximately $30,000, as compared to a net loss for the year ended October 31, 2013, of approximately $65,000. The reduced loss for the year ended October 31, 2014, is primarily attributable to a decrease in administrative expenses of approximately $35,000.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2014, we used cash of approximately $31,000 for operating activities from operations, while financing activities provided approximately $31,000 in cash.  During the year ended October 31, 2013, we used cash of approximately $34,000 for operating activities from operations while financing activities provided cash of approximately $22,000.

We are generating no revenues from continuing operations, we still have substantial ongoing losses, and we do not have enough cash to satisfy our cash requirements.  In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2014, as for the previous year, our independent registered accountants stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at October 31, 2014, was approximately $48,000, as compared to working capital deficit of approximately $18,000 at October 31, 2013.  At October 31, 2014, we had an accumulated deficit during the development stage of approximately $584,000 and stockholders’ deficiency of approximately $75,000, as compared to an accumulated deficit during the development stage of approximately $554,000 and total stockholders’ deficiency of approximately $46,000 at October 31, 2013.

Based on our current level of expenditures, we estimate that cash of approximately $125,000 per quarter will be required to fund operations through October 31, 2015.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLS CPA, A PROFESSIONAL CORPORATION t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Interactive Multi-Media Auction Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Interactive Multi-Media Auction Corporation (A Development Stage “Company”) as of October 31, 2014 and the related financial statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended October 31, 2014, and for the period from July 13, 2012 (inception) to October 31, 2014. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Multi-Media Auction Corporation as of October 31, 2014, and the results of its operation and its cash flows for the year ended October 31, 2014, and for the period from July 13, 2012 (inception) to October 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp.

February 12, 2014
San Diego, CA. 92111

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage company)
Balance Sheets
October 31, 2014 and 2013
(United States Dollars)

	2014	2013

Assets

Current assets:
Cash	$-	$-

Total current assets	$-	$-

Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
Accounts payable	$15,001	$15,821
Due to stockholders	32,964	2,371
Total current liabilities	47,965	18,192

Long-term liabilities
Loan payable	27,500	27,500
Total liabilities	75,465	45,692

Stockholders' (Deficit) Equity
Capital stock:
$0.00025 par value, authorized 400,000,000 shares,
issued and outstanding 45,200,000 shares
(2013 - 45,200,000 shares)	11,300	11,300
Additional paid-in capital	497,425	497,425
Deficit accumulated during development stage	(584,190)	(554,417)
Total stockholders' equity	(75,465)	(45,692)
Total liabilities and stockholders' equity	$-	$-

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage company)
Statement of Operations
For the years ended October 31, 2014 and 2013
and the period from Inception (July 13, 2012) to October 31, 2014
(United States Dollars)

	Year ended October 31, 2014	Year ended October 31, 2013	Period from Inception of July 13, 2012 to October 31, 2014

Revenue	$-	$-	$-

Expenses:
General and administrative	29,773	64,642	139,190
Marketing	-	-	445,000
Total operating expenses	29,773	64,642	584,190

Net Loss	$(29,773)	(64,642)	(584,190)

Basic earnings per share	$(0.00)	(0.01)

Weighted average number of shares outstanding	45,200,000	44,800,000

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage company)
Statement of Stockholders' Equity
For the year ended October 31, 2014 and the period
from Inception (July 13, 2012) to October 31, 2014
(United States Dollars)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during Development Stage	Total Stockholders' Equity
	Number of Shares	Amount

Balance July 13, 2012	-	$-	$-	$-	$-

Shares issued for cash at par value of $0.00025 per share in July 2012	24,900,000	6,225	-	-	6,225

Shares issued September 15, 2012 for cash at $0.0125 per share	800,000	200	9,800		10,000

Shares issued September 30, 2012 for services at $0.025 per share	9,600,000	2,400	237,600		240,000

Shares issued October 15, 2012 for cash at $0.025 per share	200,000	50	4,950		5,000

Shares issued October 30, 2012 for services at $0.025 per share	9,300,000	2,325	230,175		232,500

Net loss	-	-	-	(489,775)	(489,775)

Balance October 31, 2012	44,800,000	11,200	482,525	(489,775)	3,950

Net Loss				(64,642)	(64,642)

Shares issued October 31, 2013 for services at $0.0375 per share	400,000	100	14,900	-	15,000

Balance October 31, 2013	45,200,000	11,300	497,425	(554,417)	(45,692)

Net Loss				(29,773)	(29,773)

Balance October 31, 2014	45,200,000	$11,300	$497,425	$(584,190)	$(75,465)

See accompanying notes to financial statements.

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage company)
Statement of Cash Flows
For the years ended October 31, 2014 and 2013
and the period from Inception (July 13, 2012) to October 31, 2014
(United States Dollars)

	Year ended October 31, 2014		Year ended October 31, 2013	Period from Inception of July 13, 2012 to October 31, 2014

Cash flows from operating activities:

Net loss		$(29,773)	$(64,642)	$(584,190)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services received		-	15,000	487,500

Changes in assets and liabilities
Accounts payable		(820)	15,271	15,001

Net cash used in operating activities		(30,593)	(34,371)	(81,689)

Cash provided by financing activities:
Proceeds from issuance of capital stock		-	-	21,225
Proceeds from stockholder advances		30,593	2,371	32,964
Proceeds from loan payable		-	20,000	27,500

Net cash provided by financing activities		30,593	22,371	81,689

Change in cash during the period		-	(12,000)	-

Cash at beginning of the period		-	12,000	-

Cash at end of the period		$-	$-	$-

Cash paid for:
Interest paid	$		$-	$-
Income taxes	$		$-	$-

See accompanying notes to financial statements.

Interactive Multi-Media Auction Corporation

(a Development Stage Company)

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

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the years ended October 31, 2014 and 2013.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended October 31, 2014 and 2013, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income.

For the years ended October 31, 2014 and 2013  the Company did not have material translation adjustments and accordingly, no statement of comprehensive income (loss) is included in the accompanying financial statements.

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

Comprehensive Income (Loss)

Our company has no components of other comprehensive income (loss) and accordingly, no statement of comprehensive income (loss) is included in the accompanying financial statements.

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the year ended October 31, 2014 no new pronouncements had a material impact on the Company’s financial statements.

Note 2. Loan Payable

On July 31, 2012, modified in May 2013, the Company entered into an agreement with Morpheus Financial Corporation, a shareholder of the Company, for a loan facility of $90,000 of which $27,500 was received. The loan is unsecured, non-interest bearing and due on or before October 31, 2017.

Note 3. Related Party Transactions

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $nil and $9,000 during the years ended October 31, 2014 and 2013.

During the years ended October 31, 2014 and 2013 stockholders of the Company advanced $30,593 and $2,371, respectively. The balances owing as at October 31, 2014 and 2013 of $32,964 and $2,371, respectively, is included in advances due to stockholders.

Note 4. Share Capital

The Company is authorized to issue 400,000,000 shares of capital stock, par value of $0.00025.

The shares can be divided into such classes and series as the directors may determine. As at October 31, 2014 the Company only has one class and series of shares.

On December 30, 2014, the Board of Directors approved the forward-split of the issued and outstanding common stock on the basis of four new shares for each share, effective upon the approval of the regulatory authorities.  The Company’s common stock was forward-split effective as of February 3, 2015.

The application of the forward-split has been shown retroactively in these financial statements.

No shares of capital stock were issued during the year ended October 31, 2014.

During the year ended October 31, 2013, the Company issued on:

●	October 31, 2013, 400,000 shares of capital stock of the Company to a consultant for services received with a fair value of $15,000.

Note 5. Income Taxes

No provision for income taxes has been made for the period as all the Company’s operations to date have occurred outside of Hong Kong and are not subject to taxation in either Hong Kong or the country of incorporation, the British Virgin Islands.

Note 6. Subsequent Event

On December 30, 2014, the Board of Directors approved the forward-split of the issued and outstanding common stock on the basis of four new shares for each share, effective upon the approval of the regulatory authorities.  The Company’s common stock was forward-split effective as of February 3, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 5, 2015, Interactive Multi Media Auction Corporation (the “Company”) was formally informed by Ingenium Accounting Associates of its resignation as the Company’s independent registered public accounting firm. On January 5, 2015, the Company engaged PLS CPA a Professional Corporation as its new independent registered public accounting firm.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive and financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of October 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2014.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended October 31, 2014, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i)           Lack of sufficient independent directors to form an audit committee.  Currently our President is the sole member of our board, we require a three independent directors with the required financial expertise in order to form an audit committee.  Although there is no requirement that we have an audit committee, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position Held with our Company	Date First Elected or Appointed

Julius Cesar Legayo De Vera	29	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	October 28, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Julius Cesar Legayo De Vera - President, Chief Executive and Financial Officer and Director

Mr. De Vera has worked in the consulting, engineering, development and science fields since 2007. Since 2011, Mr. De Vera has served as President of Socon Development where he handles corporate affairs, government and regulatory agency project relations and general business development. From 2007 until 2011, he was an independent land development and public relations consultant, during which time he, among other things provided business development and government relations and public relations for a real estate developer. Mr. De Vera further has strong contacts and relationships throughout Asia not only in the land development arena but in the retail goods and textile sectors.

Mr. De Vera graduated with a degree of Bachelor of Science Civil Engineer from Colegio de Dagupan, Philippines.

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

ITEM 11.               EXECUTIVE COMPENSATION

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our three most highly compensated executive officers earning more than $100,000 during the fiscal years ended October 31, 2014, 2013 and 2012 and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2013 and 2012, (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Amber McCandless (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--
	2012	2,750	--	--	--	--	--	--	2,750

Julius De Vera (2) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--
	2012	--	--	--	--	--	--	--	--

(1)
Amber McCandless was appointed president, chief executive officer, chief financial officer, treasurer and director on July 13, 2012 and resigned as president, chief executive officer, chief financial officer and treasurer on October 28, 2014. Ms. McCandless resigned as a director on December 19, 2014.

(2)	Julius De Vera was appointed president, chief executive officer, chief financial officer, treasurer and director on October 28, 2014

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

Outstanding Equity Awards at 2014 Year-End

None of our Named Executive Officers has any outstanding equity awards as of October 31, 2014.

Director Compensation

The members of the board of directors are not compensated by our company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

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

The following table sets forth certain information, as of February 9, 2015, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 45,200,000 shares of common stock outstanding as of February 9, 2015.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Principal Stockholders:
Morpheus Financial Corporation Room 603-4 Valley Centre 80-82 Morrison Hill Road Wanchai, Hong Kong	Common Stock	4,400,000	9.73%
Amber McCandless 2161 Clifford Street Los Angeles, CA 90026 USA	Common Stock	12,000,000	26.55%

Named Executive Officers and Directors:

All Executive Officers and Directors as a Group (1 person):	Common Stock	-	-

(1)
Based on 45,200,000 shares of common stock issued and outstanding as of February 9, 2015. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Julius De Vera. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Advances due to Stockholders

During the years ended October 31, 2014 and 2013 stockholders of the Company advanced $30,593 and $2,371, respectively. The balance owing as at October 31, 2014 of $32,964 is included in advances due to stockholders.

Services by Related Entity

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $nil and $6,000 during the years ended October 31, 2014 and 2013.

On July 31, 2012, modified in May 2013, the Company entered into an agreement with Morpheus Financial Corporation, a shareholder of the Company, for a loan facility of $90,000 of which $27,500 was received. The loan is unsecured, non-interest bearing and due on or before October 31, 2017.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended October 31, 2014 and 2013:

	October 31, 2014	October 31, 2013

Audit Fees	$20,300	$13,400

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$20,300	$-

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

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2014.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or non-audit activities, the engagement is approved by our board of directors acting as the audit committee.

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
Exhibit
Number

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

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

February 12, 2015	By:	/s/ JULIUS CESAR LEGAYO DO VERA /s/
Julius Cesar Legayo De Vera
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 12, 2015	By:	/s/ JULIUS CESAR LEGAYO DO VERA /s/
Julius Cesar Legayo De Vera
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)