Form 10-Q
period 2015-01-31
INTERACTIVE MULTI MEDIA AUCTION Corp
filed 2015-03-11
CIK 1565430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 11, 2015, the issuer had one class of common stock, with a par value of $0.00025, of which 45,200,000 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Balance Sheets as at January 31, 2015, and October 31, 2014	3
	Unaudited Statements of Operations for the Three Months Ended January 31, 2015 and 2014
	and for the period from commencement of development stage, July 13, 2012, to January 31, 2015	4
	Unaudited Statements of Cash Flows for the Three Months Ended January 31, 2015 and 2014
	and for the period from commencement of development stage, July 13, 2012, to January 31, 2015	5
	Notes to Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4:	Controls and Procedures	13

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 5:	Other Events	13

Item 6:	Exhibits	14

	Signatures	15

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage company)
Balance Sheets
January 31, 2015 and October 31, 2014
(United States Dollars)
(unaudited)

	January 31,	October 31,
	2015	2014

Assets

Current assets:
Cash	$-	$-

Total current assets	$-	$-

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$5,606	$15,001
Due to shareholders	50,939	32,964
Total current liabilities	56,545	47,965

Loan payable	27,500	27,500
Total liabilities	84,045	75,465

Stockholders' Deficit
Capital stock:
$0.00025 par value, authorized 400,000,000 shares,
issued and outstanding 45,200,000 shares
(2014 - 45,200,000 shares)	11,300	11,300
Additional paid-in capital	497,425	497,425
Deficit accumulated during development stage	(592,770)	(584,190)
Total stockholders' deficit	(84,045)	(75,465)
Total liabilities and stockholders' equity	$-	$-

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Operations
For the three months ended January 31, 2015 and 2014
and the period from Inception (July 13, 2012) to January 31, 2015
(United States Dollars)
(unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014	Period from Inception of July 13, 2012 to January 31, 2015

Revenue	$-	$-	$-

Expenses:
General and administrative	8,580	8,618	147,770
Marketing	-	-	445,000
Total operating expenses	8,580	8,618	592,770

Net Loss	$(8,580)	$(8,618)	$(592,770)

Net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	45,200,000	45,200,000

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage company)
Statement of Cash Flows
For the three months ended January 31, 2015 and 2014
and the period from Inception (July 13, 2012) to January 31, 2015
(United States Dollars)
(unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014	Period from Inception of July 13, 2012 to January 31, 2015

Cash flows from operating activities:

Net loss	$(8,580)	$(8,618)	$(592,770)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services received	-	-	487,500

Changes in assets and liabilities
Accounts payable	(9,395)	2,414	5,606

Net cash used in operating activities	(17,975)	(6,204)	(99,664)

Cash provided by financing activities:
Proceeds from issuance of capital stock	-	-	21,225
Advances from shareholders	17,975	6,204	50,939
Proceeds from loan payable	-	-	27,500

Net cash provided by financing activities	17,975	6,204	99,664

Change in cash during the period	-	-	-

Cash at beginning of the period	-	-	-

Cash at end of the period	$-	$-	$-

Cash paid for:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

Interactive Multi-Media Auction Corporation
(a Development Stage Company)
January 31, 2015
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

Interim Period Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2014, as filed with the Securities and Exchange Commission on February 12, 2015.

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

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three months ended January 31, 2015 and 2014.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three months ended January 31, 2015 and 2014, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income.

For the three months ended January 31, 2015 and 2014 the Company did not have material translation adjustments and accordingly, no statement of comprehensive income (loss) is included in the accompanying financial statements.

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

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the three months ended January 31, 2015 no new pronouncements had a material impact on the Company’s financial statements.

Note 2. Loan Payable

On July 31, 2012, modified in May 2013, the Company entered into an agreement with Morpheus Financial Corporation, a shareholder of the Company, for a loan facility of $90,000 of which $27,500 was received. The loan is unsecured, non-interest bearing and due on or before October 31, 2017.

Note 3. Related Party Transactions

During the three months ended January 31, 2015 and 2014 stockholders of the Company advanced $17,975 and $6,204, respectively. The balances owing as at January 31, 2015 of $50,939 is included in advances due to stockholders.

Note 4. Share Capital

The Company is authorized to issue 400,000,000 shares of capital stock, par value of $0.00025.

The shares can be divided into such classes and series as the directors may determine. As at January 31, 2015 the Company only has one class and series of shares.

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

No shares of capital stock were issued during the three months ended January 31, 2015 and 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three month periods ended January 31, 2015 and 2014, and for the period from commencement of development stage, July 13, 2012, to January 31, 2015 and our annual report on Form 10-K for the year ended October 31, 2014, including the financial statements and notes thereto.

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

Introduction

Our business is based on the premise of marketing and selling products using an on-line e-commerce platform which provides a live streaming auction production. We have acquired a URL at www.interactive-auction.com and have contracted with an outside consultant to build our complete turnkey auction website.  In contrast to sites like Ebay or bid.com, which for the most part are driven by sales of items that, given their mass production, have become “commodities” that anyone can buy and access from an infinite amount of vendors and providers at extremely low prices, it is our goal to offer only unique and valued products and goods. We believe that there is significant interest for products and services of particular distinction; with great demand for items actually produced from all parts of the world.  We believe that for reasons of geography, demography, or simply lack of marketing and advertising resources, many extraordinary products simply remain unnoticed by the mass market.  Consequently we plan to operate a monthly real-time auction internet streaming broadcast from various geographic locations around the world that will focus specifically on representing and promoting distinct and innovative goods produced by local manufacturers, purveyors, designers and creators.  Viewers across the globe will be able to view the action on their computers, Ipads or mobile phones, and they will be able to participate by bidding on the items via telephone or the internet.

During the quarter ended January 31, 2015, we have continued to undertake discussions with some of the premier internet streaming businesses in terms of establishing a formal working relationship with them at such time that we are ready to launch our initial broadcasts. There are a number of third-party companies offering such streaming services and, we remain confident that we will be able finalize an operational agreement with such a streaming company by Q3 2015.

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

We plan to have our website totally complete, live and fully functional and operational during the Q2/Q3 fiscal periods 2015 during which time we intend it to be fully capable of effectively streaming video, and of being able to accept and transact e-commerce payments.  At the present time we are determining consideration of a first launch live event in fiscal Q4 2015 in either New Delhi, India, and San Jose, Mexico, such determination that will be made firm as negotiations with each party continue to evolve.  Cost assessments will be made and dependent on successful funding of the Company during the fiscal year decisions will be made as to which venue makes the most sense.  The costs associated with the Mexico launch would likely be less as there is already an existing venue available where the primary goods for that particular auction are located (i.e. an art gallery, for an art focused event), whereas the New Delhi location requires a location to be found, and rented and then requires a variety of goods to be brought into the site for auction. It is expected that the first launch event will cost itself $50,000 - $75,000 inclusive of necessary human resources, travel, accommodations, site costs, and an effective advertising and marketing campaign.

Results of Operations

Comparison of the Three Months Ended January 31, 2015
with the Three Months Ended January 31, 2014

We had no gross revenue for the three month periods ended January 31, 2015 and 2014.

Our general and administrative expenses from continuing operations for the three months ended January 31, 2015, were $8,580 as compared to $8,618 for the comparable period ended January 31, 2014.

Overall, we have a net loss of $8,580 for the three months ended January 31, 2015, as compared to a net loss of $8,618 in the corresponding three months of the preceding year.

Liquidity and Capital Resources

As of January 31, 2015, our current assets were $nil, as compared to $nil at October 31, 2014.  As of January 31, 2015, our current liabilities were $56,545, as compared to $47,965 at October 31, 2014.

Operating activities used net cash of $17,975 for the three months ended January 31, 2015, as compared to use of $6,204 for the three months ended January 31, 2014.

Net cash of $17,975 was provided by financing activities during the three months ended January 31, 2015, as compared to $6,204 net cash provided during the comparable three months ended January 31, 2014.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Date: March 11, 2015	By:	/s/ JULIUSCESARLEGAYODEVERA
Julius Cesar Legayo De Vera
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)