Form 10-Q
period 2015-04-30
INTERACTIVE MULTI MEDIA AUCTION Corp
filed 2015-06-15
CIK 1565430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 15, 2015, the issuer had one class of common stock, with a par value of $0.00025, of which 45,200,000 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:	3

	Unaudited Balance Sheets as at April 30, 2015, and October 31, 2014	3

	Unaudited Statements of Operations for the Three and Six Months Ended April 30, 2015 and 2014 and for the period from commencement of development stage, July 13, 2012, to April 30, 2015	4

	Unaudited Statements of Cash Flows for the Six Months Ended April 30, 2015 and 2014 and for the period from commencement of development stage, July 13, 2012, to April 30, 2015	5

	Notes to Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4:	Controls and Procedures	13

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 5:	Other Events	13

Item 6:	Exhibits	14

	Signatures	15

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Balance Sheets
April 30, 2015 and October 31, 2014
(United States Dollars)
(unaudited)

	April 30,	October 31,
	2015	2014

Assets

Current assets:
Cash	$-	$-

Total current assets	$-	$-

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$12,015	$15,001
Due to shareholders	59,139	32,964
Total current liabilities	71,154	47,965

Loan payable	27,500	27,500
Total liabilities	98,654	75,465

Stockholders' Deficit
Capital stock:
$0.00025 par value, authorized 400,000,000 shares,
issued and outstanding 45,200,000 shares
(2014 - 45,200,000 shares)	11,300	11,300
Additional paid-in capital	497,425	497,425
Deficit accumulated during development stage	(607,379)	(584,190)
Total stockholders' deficit	(98,654)	(75,465)
Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements

For the three and six months ended April 30, 2015 and 2014
and the period from Inception (July 13, 2012) to April 30, 2015
(United States Dollars)
(unaudited)

	Three months ended April 30		Six months ended April 30				Period from Inception of July 13, 2012 to
	2015	2014	2015		2014		April 30, 2015

Revenue	$-	$-	$		$		$-

Expenses:
General and administrative	14,609	12,638		23,189		21,256	162,379
Marketing	-	-					445,000
Total operating expenses	14,609	12,638		23,189		21,256	607,379

Net Loss	$(14,609)	$(12,638)		$(23,189)		$(21,256)	$(607,379)

Net loss per share	$(0.00)	$(0.00)		$(0.00)		$(0.00)

Weighted average number of shares outstanding	45,200,000	45,200,000		45,200,000		45,200,000

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
(a development stage enterprise)
Statement of Cash Flows
For the six months ended April 30, 2015 and 2014
and the period from Inception (July 13, 2012) to April 30, 2015
(United States Dollars)
(unaudited)

	Six months ended April 30		Period from Inception of July 13, 2012 to
	2015	2014	April 30, 2015
Cash flows from operating activities:

Net loss	$(23,189)	$(21,256)	$(607,379)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services received	-	-	487,500

Changes in assets and liabilities
Accounts payable	(2,986)	15,052	12,015
Accounts payable - related parties	-	-	-
Net cash used in operating activities	(26,175)	(6,204)	(107,864)

Cash provided by financing activities:
Proceeds from issuance of capital stock	-	-	21,225
Advances from shareholders	26,175	6,204	59,139
Proceeds from loan payable	-	-	27,500

Net cash provided by financing activities	26,175	6,204	107,864

Change in cash	-	-	-

Cash at beginning of the period	-	-	-

Cash at end of the period	$-	$-	$-

Cash paid for:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

Interactive Multi-Media Auction Corporation
(a Development Stage Company)
April 30, 2015
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

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three and six months ended April 30, 2015 and 2014.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and six months ended April 30, 2015 and 2014, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income.

For the three and six months ended April 30, 2015 and 2014 the Company did not have material translation adjustments and accordingly, no statement of comprehensive income (loss) is included in the accompanying financial statements.

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

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the three and six months ended April 30, 2015 no new pronouncements had a material impact on the Company’s financial statements.

Note 2. Loan Payable

On July 31, 2012, modified in May 2013, the Company entered into an agreement with Morpheus Financial Corporation, a shareholder of the Company, for a loan facility of $90,000 of which $27,500 was received. The loan is unsecured, non-interest bearing and due on or before October 31, 2017.

 Note 3. Related Party Transactions

During the six months ended April 30, 2015 and 2014 stockholders of the Company advanced $26,175 and $6,204, respectively. The balances owing as at April 30, 2015 of $59,139 is included in advances due to stockholders.

Note 4. Share Capital

The Company is authorized to issue 400,000,000 shares of capital stock, par value of $0.00025.

The shares can be divided into such classes and series as the directors may determine. As at April 30, 2015 the Company only has one class and series of shares.

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

No shares of capital stock were issued during the six months ended April 30, 2015 and 2014.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six month periods ended April 30, 2015 and 2014, and for the period from commencement of development stage, July 13, 2012, to April 30, 2015 and our annual report on Form 10-K for the year ended October 31, 2014, including the financial statements and notes thereto.

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

During the quarter ended April 30, 2015, we have continued to undertake discussions with some of the premier internet streaming businesses in terms of establishing a formal working relationship with them at such time that we are ready to launch our initial broadcasts. There are a number of third-party companies offering such streaming services and, we remain confident that we will be able finalize an operational agreement with such a streaming company by Q3 2015.

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

We plan to have our website totally complete, live and fully functional and operational during the Q3/Q4 fiscal periods 2015 during which time we intend it to be fully capable of effectively streaming video, and of being able to accept and transact e-commerce payments.  We have determined to target a first launch live event in fiscal Q4 2015/Q1 2016, in San Jose, Mexico, following costing and geographic proximity assessments.  The costs associated with a Mexico launch versus an India launch as an initial starting point were ultimately more economically viable and strategic given there is already an existing venue available where the primary goods for that particular auction are located (i.e. an art gallery, for an art focused event), whereas the New Delhi location would have required a location to be found, and rented and then required a variety of goods to be brought into the site for auction. It is expected that the first launch event will cost itself $50,000 - $75,000 inclusive of necessary human resources, travel, accommodations, site costs, and an effective advertising and marketing campaign.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2015
with the Three and Six Months Ended April 30, 2014

We had no gross revenue for the three and six month periods ended April 30, 2015 and 2014.

Our general and administrative expenses from continuing operations for the three and six months ended April 30, 2015, were $14,609 and $23,189, respectively,  as compared to $12,638 and $21,256 for the comparable three and six month periods ended April 30, 2014.

Overall, we have net losses of $14,609 and $23,189 for the respective three and six months ended April 30, 2015, as compared to net losses of $12,638 and $21,256, respectively, for the corresponding three and six months of the preceding year.

Liquidity and Capital Resources

As of April 30, 2015, our current assets were $nil, as compared to $nil at October 31, 2014.  As of April 30, 2015, our current liabilities were $71,154, as compared to $47,965 at October 31, 2014.

Operating activities used net cash of $26,175 for the six months ended April 30, 2015, as compared to use of $6,204 for the six months ended April 30, 2014.

Net cash of $26,175 was provided by financing activities during the six months ended April 30, 2015, as compared to $6,204 net cash provided during the comparable six months ended April 30, 2014.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 5.  OTHER EVENTS

Not applicable

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial OfficerPursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) and (Chief Financial Officer)	Attached

Item 101	Interactive Data File
101	Interactive Data File	Attached
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

Registrant

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Date: June 15, 2015	By:	/s/ JULIUSCESARLEGAYODEVERA/s/
Julius Cesar Legayo De Vera
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)