Form 10-K
period 2015-10-31
INTERACTIVE MULTI MEDIA AUCTION Corp
filed 2016-02-10
CIK 1565430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

 State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of April 30, 2015, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $44,096,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of January 29, 2016, registrant had 45,200,000 shares of issued and outstanding common stock, par value $0.00025.

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

Business Description

Our Company and Our Business

Our business is to be based on marketing and selling products using an on-line e-commerce platform which provides a live streaming auction production. In contrast to sites like Ebay or bid.com, which for the most part are driven by sales of items that, given their mass production, have become “commodities” that anyone can buy and access from an infinite amount of vendors and providers at extremely low prices, it is our goal to offer only unique and valued products and goods. We believe that there is significant interest for products and services of particular distinction; with great demand for items actually produced from all parts of the world.  We believe that for reasons of geography, demography, or simply lack of marketing and advertising resources, many extraordinary products simply remain unnoticed by the mass market.  We plan to operate a real-time auction internet streaming broadcast from various geographic locations around the world that will focus specifically on representing and promoting distinct and innovative goods produced by local manufacturers, purveyors, designers and creators.  Viewers across the globe will be able to view the action on their computers, Ipads or mobile phones, and they will be able to participate by bidding on the items via telephone or the internet.

We have undertaken discussions with some of the premier internet streaming businesses in terms of establishing a formal working relationship with them at such time that we are ready to launch our initial broadcasts. As we have not entered into a material agreement with any streaming service provider, and there can be no assurance that we will, we cannot be certain of the overall additional capital requirements of adding this service to our website once operational. There are a number of third-party companies offering such streaming services however to date we have not been able to contract with any of them and there is no assurance we will be able to contract with any one of them.

In addition to the actual streaming functionality required to disseminate the auction broadcasts, we plan to establish and operate a user-friendly and functional e-commerce website in support of the live streaming international broadcasts.

Products and Goods

Through the planned internet streaming programming, and the planned operation of our e-commerce website, we plan to offer the following types of products which, if sold, would generate revenue for our company.  We continue to pursue to develop relationships with certain parties who can act as conduits for our Company to access these various types of goods in each particular geographic region in which we plan to operate our auction events.  In particular we are attempting to develop such relationships with parties in India and in Mexico, representative of our two (2) initial target market areas as an example.

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

Our short-term focus rests on trying to build a positive reputation and client base in the auction community as a dealer in high-quality, unique goods and products. A future potential source of revenue we have identified is consulting services. We believe that opportunities exist to sell consulting services as a facilitator to establishing contractual arrangements with individual customers and businesses for access to goods that we find and promote on our broadcasts.

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

Live International Auction Event

The intent is that live auction broadcasts would be our big event around which all our other company activities will revolve. We intend to feature Investment Grade Fine Art, Decorative Works of Art, Fashion Items, Interior Design and Décor and Miscellaneous Products all of which offer the feeling of exclusivity to our viewers. Registered clients would be able to bid on items at the event, via telephone, Skype or on our website.

On-going Fixed-Price Shows

Fixed-price shows would air throughout the month following the original live on-air streaming broadcasts. In this case, we would affix firm buy-now pricing to all of the goods previously sold via an auction format, allowing for sale of all the items at fixed prices, in a non-auction format. We will also preview pieces scheduled for sale in the upcoming monthly event during these historical (repeat) broadcast segments available for viewing on the site at all times. Items sold at fixed pricing can be any/all of the goods that we plan to curate and hold on our site for the long-term access of buyers and the benefit of recurring sales to our vendors and purveyors. As it pertains to the pre-promotion of goods to be featured in the upcoming live broadcast segments, customers to the site in advance will be encouraged to place pre-bids on the goods scheduled for the monthly live auction. Fixed-price may at times be actual live shows, however, they will generally be repeats of those previously broadcasted and will be ran at various times throughout the month.

Internet

We expect to use our own website, along with other sites to achieve the following:

Internet Broadcasts

We intend to have our auction event be simulcast live on the internet. We expect to have our fixed-price shows be available for on-demand viewing throughout the month, on the website.

E-commerce Internet Sales

We expect that our website, will not only offer items featured on the broadcasts, but also a vast array of additional goods and related products as provided to us by our vendor network. All products set to be offered at auction will be showcased on the website and will be set at a “buy it now” flat price 20% higher than the reserve set at the live monthly auction events, allowing clients to secure items in advance to the auction if desired. Furthermore, pre-bids will be encouraged.

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

Christie’s (www.christies.com)

Christie’s is the world’s leading auction house generating multi-billions in revenue annually through auction & private sales, and e-commerce revenues.

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

Sotheby’s (www.sothebys.com)

Among elite auction houses, Sotheby's (NYSE:BID) has a worldwide reputation for being one of the most glamorous. With nine different sales rooms spanning from New York and Paris and London to Hong Kong, Sotheby's prides itself on facilitating sales between collectors in a wide array of categories, ranging from its landmark art sales to wine, diamonds, and watches.  In terms of revenue produced it is the second largest auction house in the World.

CEO Bill Ruprecht praised the gains in sales. "We had a remarkable 2014," Ruprecht said, "with double digit sales growth in many of Sotheby's key categories. ... These successes highlight the incredible depth and breadth of Sotheby's expertise."  Ruprecht further noted in the first quarter of 2015, "We have seen a 12% growth in global participation, a 42% increase in online buying across categories, and we have doubled our audience for live-stream auctions viewed on sothebys.com. We're reaching more collectors, in more corners of the world, through more channels." Successful sales in New York and London over the first two months of 2015 show continued momentum for Sotheby's auction business, with new records helped by sales of highly prestigious Monet works.

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

Some other similar on-line players of recent note and mention:

■
Decor Insider (www.desingerinsider.com): Decor Insider opened April 1, 2010 and is a burgeoning member to the world of online marketplaces - a discount shopping site dedicated to "to-the-trade" home furnishings at reduced prices (up to 70% off retail).

■	Rue La La: Rue La La is an invitation-only site that features private sale boutiques that are open for a set amount of time offering designer discounts up to 70% off retail.

■	Achica (www.achica.com): Achica is a luxury lifestyle store, for members only, which offers luxury home and lifestyle brands at discounted prices.

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

Market Analysis

Below is background information and data regarding our target marketplace as represented by a number of independent third-party sources. Our company did not commission any of this information. All of this information was derived from publicly accessible sources available through research we conducted online.  In striving to reference the most current information available and particularly pertinent to the Asian market where the Company is based the following recent article from the South China Morning Post (Hong Kong) is presented:

Big auction houses report dip in art sales - South China Morning Post (2016-01-27)
27/01/2016
CITY1 | CITY | By Vivienne Chow

Christie's, Sotheby's record declining results as uncertainty slows global market

The global art market shows signs of slowing down amid a grim economic outlook, as leading auction house Christie's reported its first decline in annual sales since 2009 and Sotheby's warned of a loss in net income in 2015.

Despite headline-grabbing sales - such as the US$170.4 million Nu couche by Amedeo Modigliani sold to Shanghai tycoon Liu Yiqian's Long Museum and the record-breaking sales of Pablo Picasso's Les femmes d'Alger (Version 'O') at US$179.3 million - Christie's reported around a 5 per cent decline in sales from 2014's record ￡5.1 billion to ￡4.8 billion in 2015.

It was the first time Christie's reported a decline in annual total sales since 2009. But it was still the second-highest total the auction house has ever had. Auction houses place bets on Chinese buyers picking up Impressionist and modern art and last week economics professors at the University of Luxembourg estimated that the art market had reached a "mania phase" and warned of a bubble about to burst. But sales of Impressionist and modern art saw a staggering growth in 2015 of 57 per cent to ￡1.3 billion.

Stephen Brooks, deputy chief executive of Christie's, told the Post collectors - including those from Asia - were bidding heavily in this category.

"Global collectors are actively seeking this area, particularly masterworks of the early 20th century," said Brooks, adding that digital sales of Picasso's ceramics online contributed a great deal to sales of this category. Sales of Asian art were also up 9 per cent to ￡478.6 billion.

"The 7 per cent increase overall in Asian buyers shows that there is growing demand across many categories and sites from this audience," he said.

"It also shows that the taste of collectors is becoming increasingly global."

It was announced last week that China's economy posted the slowest growth rate in 25 years at 6.9 per cent in 2015. Echoing such slow growth rate in the art market is the slow growth for Hong Kong and mainland buyers.

Christie's said last year Hong Kong saw a 5 per cent uptick in sales and an identical increase in buyers. Auction house Phillips is to hold its inaugural sale in Hong Kong as part of an Asian expansion plan with overall spending from Asian buyers, who account for 18 per cent of global buyers, up 15 per cent. Asian buyers contributed 30 per cent of total sales at Christie's in 2015.

While China is slowing down, Japan is making a comeback, with a 12 per cent increase in the number of buyers. Buyers from Singapore also went up by 14 per cent compared to 2014.

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

Description of Property and Facilities

Our executive, administrative, and operating offices are located at 2/F Eton Tower, 8 Hysan Avenue, Causeway Bay, Hong Kong, SAR, China. We believe these facilities are adequate for our current needs. The offices are currently provided to us at a cost of HKD$9,600 per year. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

We incurred a net loss of $38,458 for the year ended October 31, 2015 as compared to a loss of $29,773 for the year ended October 31, 2014. As at October 31, 2015 we had cash of$5,886. To satisfy our financial requirements during the 12 month period beginning November, 2015, we intend to rely initially on funding available to us from shareholders of our Company. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the year ended October 31, 2015, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

We require $250,000 to carry out our planned business activities over the next 12 months and had $nil on hand as of October 31, 2015. To satisfy our financial requirements during the 12-month period beginning November 2015, we intend to rely initially on funding available to us from shareholders of our Company. We do not currently have any other arrangements for additional financing. We will have to raise additional funds for the development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment. In the event we are unable to secure additional capital, based upon our current cash position, we estimate we will be able to sustain nominal operations for a period of 12 months from the date of this prospectus.

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

Our sole officer and director will allocate some portion of his time to other businesses thereby causing conflicts of interest in her determination as to how much time to devote to our affairs as well as other matters.

Our current sole executive officer and director, is not required to commit his full time to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. He is not obligated to devote any specific number of hours to our affairs, but it is estimated that he will devote approximately 15 hours per week on our business.

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

Risks Associated with Our Common Stock

Trading on the Pink Sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the Pink Sheets. Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Pink Sheets is not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

We are authorized to issue up to 400,000,000 shares of common stock.  As of January 29, 2016 there were 45,200,000 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding.  Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.                     PROPERTIES

We do not currently own any real property.  Our corporate office is located at 2/F Eton Tower, 8 Hysan  Avenue, Causeway Bay, Hong Kong, for which we are charged a fee of $9,600 HKD per year.

ITEM 3.                     LEGAL PROCEEDINGS

Not applicable.

ITEM 4.                     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In the United States, our common shares are quoted on the Pink Sheets under the trading symbol “IMMA.” The following quotations, obtained from Quotestream, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCQB on February 4, 2014. In February 2015, the shares were placed on the Pink Sheets for quoting.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Pink Sheets (1)
Quarter Ended	High	Low
October 31, 2015	0.009	0.004
July 31, 2015	0.019	0.0151
April 30, 2015	1.65	1.57
January 31, 2015	1.045*	1.025*
October 31, 2014	0.9625*	0.95*
July 31, 2014	0.8375*	0.8375*
April 30, 2014	--	--

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

●	Adjusted for stock-split of 4 new shares for each old share, effective February 3, 2015

Issuer Direct Corporation act as our registrar and transfer agent for our common shares.

As of October 31, 2015, we had approximately 43 stockholders of record of our common stock.  As of such date 45,200,000 shares of our common stock were issued and outstanding.

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

During the year ended October 31, 2015 we did not issue any securities.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans.

ITEM 6.                     SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended October 31, 2015 and October 31, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 12 of this annual report.

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

We hope to have our website live and fully functional and operational during the Q2/Q3 fiscal periods 2016 during which time we intend it to be fully capable of effectively streaming video, and of being able to accept and transact e-commerce payments.  At the present time we are determining consideration of a first launch live event location, and formal assessments can be made dependent on successful funding of the Company during the fiscal year.

We intend to continue to develop, and launch our internet based auction platform during the upcoming twelve months.  We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost
General and administrative expenses	$50,000
Professional fees	$25,000
Sales and marketing expenses	$100,000
Consulting fees and expenses	$75,000

Total:	$250,000

At present, our cash requirements for the next 12 months (beginning November 1, 2015) outweigh the funds available to maintain or develop our business.  Of the $250,000 that we require for the next 12 months, we have cash of $5,886 as of November 1, 2015 and a working capital deficiency of $86,423 as at November 1, 2015. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering.  We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will  be  successful  in  completing  any  further  private  placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.  If we are unable to raise any capital whatsoever via equity placements, or loan agreements, it may make it impossible for us to execute on our business plans.

Results of Operations

We will require funds to increase and diversify our business.  We will continue to rely on funds raised through the sale of our common stock or other third-party facilities available to us.  As of October 31, 2015, we were in need of equity or debt financing in order to expand operations and execute our business plans.  We cannot assure that we will raise the required funds.

We had a net loss for the year ended October 31, 2015, of approximately $38,000, as compared to a net loss for the year ended October 31, 2014, of approximately $30,000. The increased loss for the year ended October 31, 2015, is primarily attributable to an increase in administrative expenses of approximately $8,000.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2015, we used cash of approximately $45,000 for operating activities from operations, while financing activities provided approximately $51,000 in cash.  During the year ended October 31, 2014, we used cash of approximately $31,000 for operating activities from operations while financing activities provided cash of approximately $31,000.

We are generating no revenues from continuing operations, we still have substantial ongoing losses, and we do not have enough cash to satisfy our cash requirements.  In their report on our audited financial statements for the fiscal year ended October 31, 2015, as for the previous year, our independent registered accountants stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at October 31, 2015, was approximately $86,000, as compared to working capital deficit of approximately $48,000 at October 31, 2014.  At October 31, 2015, we had an accumulated deficit during the development stage of approximately $623,000 and stockholders’ deficiency of approximately $114,000, as compared to an accumulated deficit during the development stage of approximately $584,000 and total stockholders’ deficiency of approximately $75,000 at October 31, 2014.

Based on our current level of expenditures, we estimate that cash of approximately $62,500 per quarter will be required to fund operations through October 31, 2016.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

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

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLS CPA, A PROFESSIONAL CORPORATION ♦ 4725 MERCURY STREET #210 ♦ SAN DIEGO ♦ CALIFORNIA 92111 ♦ ♦ TELEPHONE (858)722-5953 ♦ FAX (858) 761-0341 ♦ FAX (858) 764-5480 ♦ E-MAIL changgpark@gmail.com ♦

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Interactive Multi-Media Auction Corporation

We have audited the accompanying balance sheet of Interactive Multi-Media Auction Corporation (the“Company”) as of October 31, 2015 and 2014, and the related financial statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended October 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Multi-Media Auction Corporation as of October 31, 2015 and 2014, and the results of its operation and its cash flows for the years ended October 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp.

February 10, 2016
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Balance Sheets
October 31, 2015 and 2014
(United States Dollars)

	2015	2014

Assets

Current assets:
Cash	$5,886	$-

Total current assets	$5,886	$-

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$8,433	$15,001
Due to shareholders	83,876	32,964
Total current liabilities	92,309	47,965

Long-term liability
Loan payable	27,500	27,500
Total liabilities	119,809	75,465

Stockholders' Deficit
Capital stock:
$0.00025 par value, authorized 400,000,000 shares,
issued and outstanding 45,200,000 shares
(2014 - 45,200,000 shares)	11,300	11,300
Additional paid-in capital	497,425	497,425
Accumulated deficit	(622,648)	(584,190)
Total stockholders' deficit	(113,923)	(75,465)
Total liabilities and stockholders' deficit	$5,886	$-

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Statements of Operations
For the years ended October 31, 2015 and 2014
(United States Dollars)

	2015		2014

Revenue	$		$

Expenses:
General and administrative		38,458		29,773
Total operating expenses		38,458		29,773

Net Loss		$(38,458)		$(29,773)

Net loss per share		$(0.00)		$(0.00)

Weighted average number of shares outstanding		45,200,000		45,200,000

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Statement of Stockholders' Equity
For the year ended October 31, 2015 and the period
from Inception (July 13, 2012) to October 31, 2015
(United States Dollars)

	Common Stock			Deficit Accumulated during
	Number of Shares	Amount	Additional Paid-in Capital	Development Stage	Total Stockholders' Equity

Balance July 13, 2012	-	$-	$-	$-	$-

Shares issued for cash at par value of $0.00025 per share in July 2012	24,900,000	6,225	-	-	6,225

Shares issued September 15, 2012 for cash at $0.0125 per share	800,000	200	9,800		10,000

Shares issued September 30, 2012 for services at $0.025 per share	9,600,000	2,400	237,600		240,000

Shares issued October 15, 2012 for cash at $0.025 per share	200,000	50	4,950		5,000

Shares issued October 30, 2012 for services at $0.025 per share	9,300,000	2,325	230,175		232,500

Net loss	-	-	-	(489,775)	(489,775)

Balance October 31, 2012	44,800,000	11,200	482,525	(489,775)	3,950

Net Loss				(64,642)	(64,642)

Shares issued October 31, 2013 for services at $0.0375 per share	400,000	100	14,900	-	15,000

Balance October 31, 2013	45,200,000	11,300	497,425	(554,417)	(45,692)

Net Loss				(29,773)	(29,773)

Balance October 31, 2014	45,200,000	11,300	497,425	(584,190)	(75,465)

Net Loss				(38,458)	(38,458)

Balance October 31, 2015	45,200,000	$11,300	$497,425	$(622,648)	$(113,923)

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Statements of Cash Flows
For the years ended October 31, 2015 and 2014
(United States Dollars)

	2015	2014

Cash flows from operating activities:

Net loss	$(38,458)	$(29,773)
Adjustments to reconcile net loss to
net cash used in operating activities:

Changes in assets and liabilities
Accounts payable	(6,568)	(820)

Net cash used in operating activities	(45,026)	(30,593)

Cash provided by financing activities:
Advances from shareholders	50,912	30,593

Net cash provided by financing activities	50,912	30,593

Change in cash	5,886	-

Cash at beginning of the period	-	-

Cash at end of the period	$5,886	$-

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements

Interactive Multi-Media Auction Corporation
October 31, 2015
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

Cash

Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for all financial reporting purposes. The Company currently has cash equivalents $5,886 as of December 31, 2015.

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

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the years ended October 31, 2015 and 2014.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended October 31, 2015 and 2014, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income.

For the years ended October 31, 2015 and 2014 the Company did not have material translation adjustments and accordingly, no statement of comprehensive income (loss) is included in the accompanying financial statements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue From Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its financial statements.

In April 2015, the FASB issued ASU2015-03, Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of the liability. In August 2015, the FASB issued ASU 2015-15 to provide additional guidance related to debt issuance costs related to line-of-credit arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact, if any, that the adoption of this guidance will have on the Company’s financial statements and related disclosures.

Note 2. Loan Payable

The loan of $27,500, payable to a shareholder of the Company, is unsecured, non-interest bearing and due on or before October 31, 2017.

Note 3. Related Party Transactions

During the years ended October 31, 2015 and 2014 stockholders of the Company advanced $50,912 and $30,593, respectively. The balances owing as at October 31, 2015 of $83,876 is included in advances due to stockholders.

Note 4. Share Capital

The Company is authorized to issue 400,000,000 shares of capital stock, par value of $0.00025.

The shares can be divided into such classes and series as the directors may determine. As at October 31, 2015 the Company only has one class and series of shares.

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
No shares of capital stock were issued during the years ended October 31, 2015 and 2014.

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

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive and financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of October 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2015.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended October 31, 2015, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i)           Lack of sufficient independent directors to form an audit committee.  Currently our President is the sole member of our board, we require three independent directors, one with the required financial expertise, in order to form an audit committee.  Although there is no requirement that we have an audit committee, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position Held with our Company	Date First Elected or Appointed

Julius Cesar Legayo De Vera	31	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	October 28, 2014

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

ITEM 11.                   EXECUTIVE COMPENSATION

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our three most highly compensated executive officers earning more than $100,000 during the fiscal years ended October 31, 2015, 2014, and 2013 and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2013 and 2012, (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Amber McCandless (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2015	--	--	--	--	--	--	--	--
	2014	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--

Julius De Vera (2) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2015	--	--	--	--	--	--	--	--
	2014	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--

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

Outstanding Equity Awards at 2015 Year-End

None of our Named Executive Officers has any outstanding equity awards as of October 31, 2015.

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

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of January 29, 2016, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 45,200,000 shares of common stock outstanding as of January 29, 2016.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

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

(1)
Based on 45,200,000 shares of common stock issued and outstanding as of January 29, 2016. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Advances due to Stockholders

During the years ended October 31, 2015 and 2014 stockholders of the Company advanced $50,912 and $30,593, respectively. The balance owing as at October 31, 2015 of $83,876 is included in advances due to stockholders.

On July 31, 2012, modified in May 2013, the Company entered into an agreement with Morpheus Financial Corporation, a shareholder of the Company, for a loan facility of $90,000 of which $27,500 was received. The loan is unsecured, non-interest bearing and due on or before October 31, 2017.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended October 31, 2015 and 2014:

	October 31, 2015	October 31, 2014

Audit Fees	$10,500	$20,300

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$10,500	$20,300

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

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2015.

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

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Date: February 10, 2016	By:	/s/JULIUS CESAR LEGAYO DE VERA
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

Dated: February 10, 2016

/s/JULIUS CESAR LEGAYO DE VERA
Julius Cesar Legayo De Vera
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)