Form 10-Q
period 2016-01-31
INTERACTIVE MULTI MEDIA AUCTION Corp
filed 2016-03-08
CIK 1565430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 8, 2016, the issuer had one class of common stock, with a par value of $0.00025, of which 45,200,000 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Balance Sheets
January 31, 2016 and October 31, 2015
(United States Dollars)

	January 31,	October 31,
	2016	2015
	(unaudited)
Assets

Current assets:
Cash	$-	$5,886

Total current assets	$-	$5,886

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$9,315	$8,433
Due to shareholders	88,519	83,876
Total current liabilities	97,834	92,309

Long-term liability
Loan payable	27,500	27,500
Total liabilities	125,334	119,809

Stockholders' Deficit
Capital stock:
$0.00025 par value, authorized 400,000,000 shares,
issued and outstanding 45,200,000 shares
(2015 - 45,200,000 shares)	11,300	11,300
Additional paid-in capital	497,425	497,425
Accumulated deficit	(634,059)	(622,648)
Total stockholders' deficit	(125,334)	(113,923)
Total liabilities and stockholders' deficit	$-	$5,886

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Statements of Operations
For the three months ended January 31, 2016 and 2015
(United States Dollars)
(unaudited)

	2016		2015

Revenue	$		$

Expenses:
General and administrative		11,411		8,580
Total operating expenses		11,411		8,580

Net Loss		$(11,411)		$(8,580)

Net loss per share		$(0.00)		$(0.00)

Weighted average number of shares outstanding		45,200,000		45,200,000

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Statements of Cash Flows
For the three months ended January 31, 2016 and 2015
(United States Dollars)
(unaudited)

	2016	2015

Cash flows from operating activities:

Net loss	$(11,411)	$(8,580)
Adjustments to reconcile net loss to
net cash used in operating activities:

Changes in assets and liabilities
Accounts payable	882	(9,395)
Net cash used in operating activities	(10,529)	(17,975)

Cash provided by financing activities:
Advances from shareholders	4,643	17,975

Net cash provided by financing activities	4,643	17,975

Change in cash	(5,886)	-

Cash at beginning of the period	5,886	-

Cash at end of the period	$-	$-

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

Interactive Multi-Media Auction Corporation

NOTES TO FINANCIAL STATEMENTS
January 31, 2016
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

Interim Period Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2015, as filed with the Securities and Exchange Commission on February 10, 2016.

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

Cash

Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for all financial reporting purposes. The Company currently has cash equivalents of $nil as of January 31, 2016.

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

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three month periods ended January 31, 2016 and 2015.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three month periods ended January 31, 2016 and 2015, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income.

For the three month periods ended January 31, 2016 and 2015 the Company did not have material translation adjustments and accordingly, no statement of comprehensive income (loss) is included in the accompanying financial statements.

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

Note 3. Related Party Transactions

During the three months ended January 31, 2016 and 2015 stockholders of the Company advanced $4,643 and $17,975, respectively. The balances owing as at January 31, 2016 of $88,519 is included in advances due to stockholders.

Note 4. Share Capital

The Company is authorized to issue 400,000,000 shares of capital stock, par value of $0.00025.

The shares can be divided into such classes and series as the directors may determine. As at January 31, 2016 the Company only has one class and series of shares.

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

No shares of capital stock were issued during the three-month period ended January 31, 2016.

For additional details of stock issuances prior to the three months ended January 31, 2016 please see the Form 10-K for the fiscal year ended October 31, 2015 filed with the Securities Exchange Commission on February 10, 2016.

Note 5. Subsequent Event

Subsequent to January 31, 2016 a stockholder made an unsecured, non-interest bearing loan of $7,500 to the Company.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three month periods ended January 31, 2016 and 2015, and our annual report on Form 10-K for the year ended October 31, 2015, including the financial statements and notes thereto.

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

Introduction

Our business is to be based on marketing and selling products using an on-line e-commerce platform which provides a live streaming auction production. In contrast to sites like Ebay or bid.com, which for the most part are driven by sales of items that, given their mass production, have become “commodities” that anyone can buy and access from an infinite amount of vendors and providers at extremely low prices, it is our goal to offer only unique and valued products and goods. We believe that there is significant interest for products and services of particular distinction; with great demand for items actually produced from all parts of the world.  We believe that for reasons of geography, demography, or simply lack of marketing and advertising resources, many extraordinary products simply remain unnoticed by the mass market.  Consequently, we plan to operate a real-time auction internet streaming broadcast from various geographic locations around the world that will focus specifically on representing and promoting distinct and innovative goods produced by local manufacturers, purveyors, designers and creators.  Viewers across the globe will be able to view the action on their computers, Ipads or mobile phones, and they will be able to participate by bidding on the items via telephone or the internet.

During the quarter ended January 31, 2016, we have undertaken discussions with some of the premier internet streaming businesses in terms of establishing a formal working relationship with them at such time that we are ready to launch our initial broadcasts. As we have not entered into a material agreement with any streaming service provider, and there can be no assurance that we will, we cannot be certain of the overall additional capital requirements of adding this service to our website once operational. There are a number of third-party companies offering such streaming services however to date we have not been able to contract with any of them and there is no assurance we will be able to contract with any one of them.

In addition to the actual streaming functionality required to disseminate the auction broadcasts, we plan to establish and operate a user-friendly and functional e-commerce website in support of the live streaming international broadcasts.

Results of Operations

Comparison of the Three Months Ended January 31, 2016
with the Three Months Ended January 31, 2015

We had no gross revenue for the three month periods ended January 31, 2016 and 2015.

Our general and administrative expenses from continuing operations for the three months ended January 31, 2016, were $11,411, as compared to $8,580 for the comparable three-month period ended January 31, 2015.

Overall, we have a net loss of $11,411 for the three months ended January 31, 2016, as compared to a net loss of $8,580 for the corresponding three months of the preceding year.

Liquidity and Capital Resources

As of January 31, 2016, our current assets were $nil, as compared to $5,886 at October 31, 2015.  As of January 31, 2016, our current liabilities were $97,834, as compared to $92,309 at October 31, 2015.

Operating activities used net cash of $10,529 for the three months ended January 31, 2016, as compared to use of $17,975 for the three months ended January 31, 2015.

Net cash of $4,643 was provided by financing activities during the three months ended January 31, 2016, as compared to $17,975 net cash provided during the comparable three months ended January 31, 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Date: March 8, 2016	By:	/s/JULIUSCESARLEGAYODEVERA/s/
Julius Cesar Legayo De Vera
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)