Form 10-Q
period 2016-04-30
INTERACTIVE MULTI MEDIA AUCTION Corp
filed 2016-06-14
CIK 1565430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 333-185909

Interactive Multi-Media Auction Corporation
(Exact name of registrant as specified in its charter)

British Virgin Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Vanterpool Plaza, 2nd Floor, Wickhams Cay I
Road Town, Tortola, British Virgin Islands
(Address of principal executive offices)	(Zip Code)

(284) 494-5959
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 11, 2016, the issuer had one class of common stock, with a par value of $0.00025, of which 45,200,000 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Balance Sheets
April 30, 2016 and October 31, 2015
(United States Dollars)
	April 30,	October 31,
	2016	2015
	(unaudited)
Assets

Current assets:
Cash	$25,000	$5,886

Total current assets	$25,000	$5,886

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$5,262	$8,433
Due to shareholders	101,284	83,876
Total current liabilities	106,546	92,309

Long-term liability
Loan payable	27,500	27,500
Total liabilities	134,046	119,809

Stockholders' Deficit
Capital stock:
$0.00025 par value, authorized 400,000,000 shares,
issued and outstanding 46,200,000 shares
(2015 - 45,200,000 shares)	11,550	11,300
Additional paid-in capital	522,175	497,425
Accumulated deficit	(642,771)	(622,648)
Total stockholders' deficit	(109,046)	(113,923)
Total liabilities and stockholders' deficit	$25,000	$5,886

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Statement of Operations
For the three and six months ended April 30, 2016 and 2015
(United States Dollars)
(unaudited)

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	8,712	14,609	20,123	23,189

Total operating expenses	8,712	14,609	20,123	23,189

Net Loss	$(8,712)	$(14,609)	$(20,123)	$(23,189)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	45,222,222	45,200,000	45,210,989	45,200,000

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Statements of Cash Flows
For the six months ended April 30, 2016 and 2015
(United States Dollars)
(unaudited)

	2016	2015

Cash flows from operating activities:

Net loss	$(20,123)	$(23,189)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities
Accounts payable	(3,171)	(2,986)
Net cash used in operating activities	(23,294)	(26,175)

Cash provided by financing activities:
Proceeds from sale of common stock	25,000	-
Advances from shareholders	17,408	26,175

Net cash provided by financing activities	42,408	26,175

Change in cash	19,114	-

Cash at beginning of the period	5,886	-

Cash at end of the period	$25,000	$-

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

Interactive Multi-Media Auction Corporation

NOTES TO FINANCIAL STATEMENTS
April 30, 2016
(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Interactive Multi-Media Auction Corporation. (the “Company”) was incorporated under the laws of the British Virgin Islands on July 13, 2012. The Company is in the business of an internet based marketer, auctioneer, dealer and broker of high quality products and services for fine art, fashion, design and decor.

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

Cash

Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for all financial reporting purposes. The Company currently has cash equivalents of $25,000 as of April 30, 2016.

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

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three and six month periods ended April 30, 2016 and 2015.

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

The Company is not subject to any corporate income taxes in the British Virgin Islands.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the six month periods ended April 30, 2016 and 2015, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income.

For the three and six month periods ended April 30, 2016 and 2015 the Company did not have material translation adjustments and accordingly, no statement of comprehensive income (loss) is included in the accompanying financial statements.

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

In April 2015, the FASB issued ASU2015-03, Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of the liability. In August 2015, the FASB issued ASU 2015-15 to provide additional guidance related to debt issuance costs related to line-of-credit arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company has adopted this standard.

Note 2. Loan Payable

The loan of $27,500, payable to a shareholder of the Company, is unsecured, non-interest bearing and due on or before October 31, 2017.

Note 3. Related Party Transactions

During the six months ended April 30, 2016 and 2015 shareholders of the Company advanced $17,408 and $26,175, respectively. The balances owing as at April 30, 2016 of $101,284 is included in advances due to shareholders.

During the six months ended April 30, 2016 and 2015 the Company's president and sole director provided management services in the amounts of $1,000 and $nil, respectively.

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

The application of the forward-split has been shown retroactively in these financial statements.

During the six months ended April 30, 2016, the Company:

•	On April 29, 2016 issued 1,000,000 shares for cash proceeds of $25,000.

For additional details of stock issuances prior to the six months ended April 30, 2016 please see the Form 10-K for the fiscal year ended October 31, 2015 filed with the Securities Exchange Commission on February 10, 2016.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six-month periods ended April 30, 2016 and 2015, and our annual report on Form 10-K for the year ended October 31, 2015, including the financial statements and notes thereto.

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

Introduction

Our business is intended to be based on marketing and selling products using an on-line e-commerce platform which provides a live streaming auction production. In contrast to sites like Ebay or bid.com, which for the most part are driven by sales of items that, given their mass production, have become “commodities” that anyone can buy and access from an infinite amount of vendors and providers at extremely low prices, it is our goal to offer only unique and valued products and goods. We believe that there is significant interest for products and services of particular distinction; with great demand for items actually produced from all parts of the world.  We believe that for reasons of geography, demography, or simply lack of marketing and advertising resources, many extraordinary products simply remain unnoticed by the mass market.  Consequently, we plan to operate a real-time auction internet streaming broadcast from various geographic locations around the world that will focus specifically on representing and promoting distinct and innovative goods produced by local manufacturers, purveyors, designers and creators.  Viewers across the globe will be able to view the action on their computers, Ipads or mobile phones, and they will be able to participate by bidding on the items via telephone or the internet.

During the quarter ended April 30, 2016, discussions with some of the premier internet streaming businesses in terms of establishing a formal working relationship with them at such time that we are ready to launch our initial broadcasts still have not resulted into a material agreement, and there can be no assurance that we will, we cannot be certain of the overall additional capital requirements of adding this service to our website once operational.

In addition to the actual streaming functionality required to disseminate the auction broadcasts, we plan to establish and operate a user-friendly and functional e-commerce website in support of the live streaming international broadcasts.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2016
with the Three and Six Months Ended April 30, 2015

We had no gross revenue for the respective three and six-month periods ended April 30, 2016 and 2015.

Our general and administrative expenses from continuing operations for the three and six months ended April 30, 2016, were $8,712 and $20,123, respectively, as compared to $14,609 and $23,189, respectively, for the comparable three and six-month periods ended April 30, 2015.

Overall, we have a net loss of $8,712 and $20,123 for the respective three and six months ended April 30, 2016, as compared to a net loss of $14,609 and $23,189, respectively, for the corresponding three and six-month periods of the preceding year.

Liquidity and Capital Resources

As of April 30, 2016, our current assets were $25,000, as compared to $5,886 at October 31, 2015.  As of April 30, 2016, our current liabilities were $106,546, as compared to $92,309 at October 31, 2015.

Operating activities used net cash of $23,294 for the six months ended April 30, 2016, as compared to use of $26,175 for the six months ended April 30, 2015.

Net cash of $42,408 was provided by financing activities during the six months ended April 30, 2016, as compared to $26,175 net cash provided during the comparable six months ended April 30, 2015. Financing activities during the six months ended April 30, 2016 included $25,000 proceeds from the sale of common stock and $17,408 in advances from shareholders as compared to $26,175 of advances from shareholders for the six months ended April 30, 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2016, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

       PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2016 we issued 1,000,000 shares of common stock for cash proceeds of $25,000.

In the above issuance, no general solicitation was used and the transaction was negotiated directly with the Company.  The recipient of the common stock represented in writing that they were not a resident of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificate to be issued.  These transaction was made in reliance on Regulation S.

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

Registrant

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Date: June 14, 2016	By:	/s/ JULIUSCESARLEGAYODEVERA/s/
Julius Cesar Legayo De Vera
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)