Form 10-Q
period 2016-07-31
INTERACTIVE MULTI MEDIA AUCTION Corp
filed 2016-09-16
CIK 1565430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 9, 2016, the issuer had one class of common stock, with a par value of $0.00025, of which 46,200,000 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
Balance Sheets
July 31, 2016 and October 31, 2015
(United States Dollars)

	July 31,	October 31,
	2016	2015
	(unaudited)
Assets

Current assets:
Cash	$13,988	$5,886

Total current assets	$13,988	$5,886

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$4,390	$8,433
Due to shareholders	101,284	83,876
Total current liabilities	105,674	92,309

Long-term liability
Loan payable	27,500	27,500
Total liabilities	133,174	119,809

Stockholders' Deficit
Capital stock:
$0.00025 par value, authorized 400,000,000 shares,
issued and outstanding 46,200,000 shares
(2015 - 45,200,000 shares)	11,550	11,300
Additional paid-in capital	522,175	497,425
Accumulated deficit	(652,911)	(622,648)
Total stockholders' deficit	(119,186)	(113,923)
Total liabilities and stockholders' deficit	$13,988	$5,886

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
Statement of Operations
For the three and nine months ended July 31, 2016 and 2015
(United States Dollars)
(unaudited)

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	10,139	6,417	30,262	29,606

Total operating expenses	10,139	6,417	30,262	29,606

Net Loss	$(10,139)	$(6,417)	$(30,262)	$(29,606)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	46,200,000	45,200,000	45,543,066	45,200,000

See accompanying notes to financial statements

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION
Statements of Cash Flows
For the nine months ended July 31, 2016 and 2015
(United States Dollars)
(unaudited)

	2016	2015

Cash flows from operating activities:

Net loss	$(30,262)	$(29,606)
Adjustments to reconcile net loss to
net cash used in operating activities:

Changes in assets and liabilities
Accounts payable	(4,044)	(10,435)
Net cash used in operating activities	(34,306)	(40,041)

Cash provided by financing activities:
Proceeds from sale of common stock	25,000	-
Advances from shareholders	17,408	40,041

Net cash provided by financing activities	42,408	40,041

Change in cash	8,102	-

Cash at beginning of the period	5,886	-

Cash at end of the period	$13,988	$-

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

Interactive Multi-Media Auction Corporation
NOTES TO FINANCIAL STATEMENTS
July 31, 2016
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

Cash

Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for all financial reporting purposes. The Company currently has cash equivalents of $13,988 as of July 31, 2016.

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

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three and nine month periods ended July 31, 2016 and 2015.

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

As the Company is incorporated in the British Virgin Islands as an international corporporation it is not subject to any corporate income taxes in the British Virgin Islands..

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the nine month periods ended July 31, 2016 and 2015, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income.
For the three and nine month periods ended July 31, 2016 and 2015 the Company did not have material translation adjustments and accordingly, no statement of comprehensive income (loss) is included in the accompanying financial statements.

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

Note 2. Long-term Loan Payable

The loan of $27,500, payable to a shareholder of the Company, is unsecured, non-interest bearing and due on or before October 31, 2017.

Note 3. Related Party Transactions

During the nine months ended July 31, 2016 and 2015 shareholders of the Company advanced $17,408 and $40,041, respectively. The balances owing as at July 31, 2016 of $101,284 is included in advances due to shareholders.

During the nine months ended July 31, 2016 and 2015 the Company’s president and sole director provided managements services in the amount of $1,000 and $nil, respectively.

Note 4. Share Capital

The Company is authorized to issue 400,000,000 shares of capital stock, par value of $0.00025.

The shares can be divided into such classes and series as the directors may determine. As at July 31, 2016 the Company only has one class and series of shares.

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

During the nine months ended July 31, 2016, the Company:

●
On April 29, 2016 issued 1,000,000 shares for cash proceeds of $25,000.

For additional details of stock issuances prior to the nine months ended July 31, 2016 please see the Form 10-K for the fiscal year ended October 31, 2015 filed with the Securities Exchange Commission on February 10, 2016.

Note 5. Subsequent Event

Subsequent to July 31, 2016 the Company repaid shareholder advances in the amount of $11,750.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and nine-month periods ended July 31, 2016 and 2015, and our annual report on Form 10-K for the year ended October 31, 2015, including the financial statements and notes thereto.

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

During the quarter ended July 31, 2016, discussions have continued with various types of product and service providers in terms of establishing formal working relationships with them at such time that we are capable of undertaking our initial business launch, yet these discussions still have not resulted into a material agreement, and there can be no assurance that we will have any formal agreement with any party at all.

We additionally plan to establish and operate a user-friendly and functional e-commerce website in support of our on-line sales business once operational..

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2016
with the Three and Nine Months Ended July 31, 2015

We had no gross revenue for the respective three and nine-month periods ended July 31, 2016 and 2015.

Our general and administrative expenses from continuing operations for the three and nine months ended July 31, 2016, were $10,139 and $30,262, respectively, as compared to $6,417 and $29,606, respectively, for the comparable three and nine-month periods ended July 31, 2015.

Overall, we have a net loss of $10,139 and $30,262 for the respective three and nine months ended July 31, 2016, as compared to a net loss of $6,417 and $29,606, respectively, for the corresponding three and nine-month periods of the preceding year.

Liquidity and Capital Resources

As of July 31, 2016, our current assets were $13,988, as compared to $5,886 at October 31, 2015. As of July 31, 2016, our current liabilities were $105,674, as compared to $92,309 at October 31, 2015.

Operating activities used net cash of $34,306 for the nine months ended July 31, 2016, as compared to use of $40,041 for the nine months ended July 31, 2015.

Net cash of $42,408 was provided by financing activities during the nine months ended July 31, 2016, as compared to $40,041 net cash provided during the comparable nine months ended July 31, 2015. Financing activities during the nine months ended July 31, 2016 included $25,000 proceeds from the sale of common stock and $17,408 in advances from shareholders as compared to $40,041 of advances from shareholders for the nine months ended July 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2016, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

INTERACTIVE MULTI-MEDIA AUCTION CORPORATION

Date: September 16, 2016	By:	/s/ JULIUSCESARLEGAYODEVERA/s/
Julius Cesar Legayo De Vera
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)